Form 10-Q
period 1996-03-31
HAAGEN ALEXANDER PROPERTIES INC
filed 1996-05-15
CIK 913292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from   _________________ to ________________

                         Commission file number 1-12588

                       ALEXANDER HAAGEN PROPERTIES, INC.
               (Exact name of registrant as specified in charter)

            Maryland                                    95-4444963
   (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                Identification Number)

       3500 Sepulveda Boulevard
      Manhattan Beach, California                           90266
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (310) 546-4520

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ].

     As of May 1, 1996, 12,024,042 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

================================================================================

                       ALEXANDER HAAGEN PROPERTIES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I                            FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets as of March 31, 1996
                (unaudited) and December 31, 1995                             3

                Consolidated Statements of Operations (unaudited)
                for the three months ended March 31, 1996 and 1995            4

                Consolidated Statements of Cash Flows (unaudited)
                for the three months ended March 31, 1996 and 1995            5

                Notes to Consolidated Financial Statements (unaudited)        6

Item 2.         Managements Discussion and Analysis of Financial Condition
                and Results of Operations                                     8

PART II         OTHER INFORMATION                                            12

SIGNATURES                                                                   13

                       ALEXANDER HAAGEN PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     MARCH 31,    DECEMBER 31,
                                                       1996          1995
                                                    -----------   ------------
                                                    (UNAUDITED)
ASSETS
Rental properties                                     $655,375       $653,058
Accumulated depreciation and amortization              (94,245)       (90,478)
                                                      --------       --------
    Rental properties, net                             561,130        562,580

Cash and cash equivalents                                5,052          3,687
Tenant receivables, net                                  4,913         11,616
Other receivables                                        1,763          2,338
Receivable from management company                       1,734          1,215
Investment in management company                           621            621
Restricted cash                                          3,237          4,185
Deferred charges, net                                   18,989         18,719
Other assets                                               828            816
                                                      --------       --------

TOTAL                                                 $598,267       $605,777
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Secured debt                                        $230,974       $223,524
  7 1/2% Convertible subordinated debentures           138,599        138,599
  7 1/4% Exchangeable subordinated debentures           30,000         30,000
  Accrued distributions                                  4,705          4,705
  Accrued interest                                       3,579          5,608
  Accounts payable and other accrued expenses            7,422          5,453
  Accrued construction costs                             2,994          6,498
  Other liabilities                                      5,000          5,000
  Tenant security and other deposits                     2,072          2,174
                                                      --------       --------

    Total liabilities                                  425,345        421,561
                                                      --------       --------

MINORITY INTERESTS
  Operating Partnership                                 13,380         14,604
  Other minorities                                       2,079          2,161
                                                      --------       --------

    Total minority interests                            15,459         16,765
                                                      --------       --------

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value, 50,000,000 shares
   authorized; 12,024,042 shares issued and
   outstanding)                                            120            120
  Additional paid-in capital                           206,270        206,297
  Accumulated distributions and deficit                (48,927)       (38,966)
                                                      --------       --------

    Total stockholders' equity                         157,463        167,451
                                                      --------       --------

TOTAL                                                 $598,267       $605,777
                                                      ========       ========


                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                        1996           1995
                                                    -----------     ----------
REVENUES:
  Rental revenues                                   $19,745         $18,489
  Percentage rents                                      238             102
  Other income                                          895             871
                                                    -------         -------

    Total revenues                                   20,878          19,462
                                                    -------         -------

EXPENSES:
  Interest                                            8,854            7,934
  Depreciation and amortization                       4,437            4,838
  Property Operating Costs:
    Common Area                                       3,179            3,522
    Property taxes                                    1,813            1,521
    Leasehold rentals                                   407              392
    Marketing                                           188              148
    Other operating                                     348              457
  Non-recurring provision for unbilled
   deferred rent                                      6,900                -
  General and administrative                          1,164            1,393
                                                    -------          -------

    Total expenses                                   27,290           20,205
                                                    -------          -------

LOSS FROM OPERATIONS                                 (6,412)            (743)

EQUITY IN INCOME (LOSS) OF MANAGEMENT
 COMPANY                                                  -              (201)
                                                     ------           -------

LOSS BEFORE MINORITY INTERESTS                       (6,412)            (944)

MINORITY INTERESTS:
  Operating Partnership                                 848               80
  Other minorities                                      (68)             (61)
                                                     -------          -------

NET LOSS                                             $(5,632)         $  (925)
                                                     =======          =======

NET LOSS PER SHARE                                   $ (0.47)         $ (0.08)
                                                     =======          =======
Weighted average shares outstanding                   12,024           11,892
                                                     =======          =======





                 See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                        1996           1995
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $(5,632)   $   (925)
  Adjustment to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization of rental properties    4,437       4,838
    Amortization of deferred financing costs                523         458
    Non-recurring provision for unbilled deferred rent    6,900           -
    Minority interests in operations                       (780)        (19)
    Equity in loss of management company                      -         201
  Net changes in operating assets and liabilities          (359)     (1,902)
                                                         -------    --------

  Net cash provided by operating activities                5,089       2,651
                                                         -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction and Development Costs                      (7,239)     (4,083)
                                                          -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from mortgage financing                     -      56,900
  Principal payments on mortgage financing                   (550)       (417)
  Borrowings on secured line of credit                      9,500       5,300
  Repayment of secured line of credit                      (1,500)    (47,446)
  Costs of obtaining financing                                  -        (922)
  (Increase) decrease in restricted cash                      948        (295)
  Distributions paid to shareholders                       (4,329)     (4,276)
  Distributions to minority interests                        (554)       (483)
                                                          -------    --------

    Net cash provided by financing activities               3,515       8,361
                                                          -------    --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                               1,365       6,929

CASH AND CASH EQUIVALENTS, AT BEGINNING
  OF PERIOD                                                 3,687       4,526
                                                          -------     -------

CASH AND CASH EQUIVALENTS, AT END
  OF PERIOD                                               $ 5,052    $ 11,455
                                                          =======    ========

                 See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying financial statements and related notes of Alexander Haagen Properties, Inc. (the "Company") are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

2.   INVESTMENT IN MANAGEMENT COMPANY

     Equity in Income (Loss) of Management Company represents the Company's 95% economic interest in Haagen Property Management, Inc. ("HPMI"). In conjunction with the Initial Public Offering of the Company's common stock and Debentures in December 1993 (the "IPO"), HPMI assumed all of the property management functions for the Company's properties. Executive and property management fees for the three months ended March 31, 1996 and 1995 totaled $948,000 and $699,000, respectively, and are included in general and administrative expenses. In addition, HPMI provides leasing, legal and construction services for the properties owned by the Company, such fees for the three months ended March 31, 1996 and 1995 of $885,000 and $589,000, respectively, were capitalized and are being amortized over the useful lives of the related leases and/or properties.

     As the OP owns a 95% economic interest in but does not control HPMI, the investment is accounted for on an equity basis.

3.   DEVELOPMENT PROPERTIES

     Certain of the Properties had not completed their respective leasing plans at the date of the IPO (the "Development Properties"). To facilitate inclusion of the Development Properties in the Company's initial portfolio, the partners of certain Predecessor Affiliates that transferred the Development Properties to the Company have the right to receive additional OP Units based upon the increase in net annualized cash flow between October 31, 1993 and March 31, 1996 for each Development Property. The value of additional OP Units to be received in respect of the Development Properties equals the net improvement of property cash flows, capitalized at specified rates for each Development Property, less any amounts advanced by the OP for capital expenditures, tenant improvements, tenant allowances and leasing costs, plus interest on such funds advanced at a rate of 12% per annum. The number of additional OP Units to be issued is computed by dividing the value to be received by the lower of $18.00 per share or the current market price at date of issuance.

     In general, the number of additional OP Units that will be issued is based on the increase in net annualized cash flow from new leases signed through March 31, 1996 and in occupancy and paying rent by June 30, 1996. Such increase in cash flow will not be fully realized until the third quarter of 1996. The Company anticipates that, in the event that all of the leases signed by March 31, 1996 are in occupancy by June 30, 1996 at Baldwin Hills Crenshaw Plaza (Los Angeles, CA), Media City Center (Burbank, CA), and Empire Center (Fontana, CA), approximately 3,500,000 to 4,500,000 additional OP Units may be issued. The Company's interest in the OP would thereby be reduced from 92% to a range of approximately 73% to 68% (all other factors remaining unchanged).

     The issuance of such additional OP Units in the third quarter of 1996 is not expected to have a dilutive effect on future net income per share or funds from operations per share. Based upon the improvement in cash flows at the Development Properties through March 31, 1996, an additional 749,500 OP Units were accrued during the quarter. The number of OP Units as of March 31, 1996 was therefore 1,819,076, comprising 1,044,076 issued and outstanding and 775,000 accrued in connection with the lease-up of the Development Properties.

4.   UNBILLED DEFERRED RENTS

     During the quarter the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial difficulties of certain retailers. Accordingly, the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, the Company did not record straight-line rents in the first quarter of 1996. The company believes this to be an appropriate and conservative approach to account for the straight-lining of contractual rent increases in the current retail environment. Based upon current market conditions, it is expected that the impact of this change will be a reduction in revenues recognized in 1996 of approximately $1.3 million or $325,000, or $.02 per share, in the first quarter.

5.   DEPRECIATION OF RENTAL PROPERTIES

     During the quarter the Company reviewed the depreciable lives of its properties. The Company concluded that in order to more appropriately align the depreciable lives with the economic lives of the properties the lives should generally be increased to 40 years from previously utilized lives ranging from 20 to 31.5 years. The net impact of such change in lives was to reduce the depreciation charge for the quarter by $1.2 million.

6.   DISTRIBUTIONS

     Approximately 60% of the distributions to stockholders for the year ended December 31, 1995 represented a return of capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

HISTORICAL RESULTS OF OPERATIONS

     Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995.

     Revenues increased by $1.4 million to $20.9 million for the three months ended March 31, 1996 from $19.5 million for the three months ended March 31, 1995. The revenue increase was primarily a result of the lease-up of the Development Properties, principally Media City Center, Empire Center and Baldwin Hills Crenshaw Plaza. However, improvements in the economic performance of the properties were mitigated by the Company recording reserves to offset the straight-lining of contractual rent increases. These reserves resulted in a reduction in revenues for the first quarter of approximately $0.3 million.

     Interest expense increased by $1.0 million from $7.9 million for the three months ended March 31, 1995 to $8.9 million for the three months ended March 31, 1996. In March 1995 the Company obtained $56.9 million in long term financing. Proceeds from such loan of $47 million were used to retire the then outstanding balance on the credit facility and the balance was used for working capital and to finance development activity. The remaining increase is principally a function of borrowings on the Company's line of credit to finance construction at various properties.

     Depreciation and amortization expense decreased by $0.4 million from $4.8 million for the three months ended March 31, 1995 to $4.4 million for the three months ended March 31, 1996. Depreciation decreased by $1.2 million as a result of a change in the depreciable lives of the properties. During the quarter the Company reviewed the depreciable lives of its properties and concluded that in order to more appropriately align the depreciable lives with the economic lives of the properties the lives should generally be increased to 40 years from previously utilized lives ranging from 20 to 31.5 years. This decrease was offset by a $0.8 million increase as a result of an overall increase in investment in rental properties.

     Property operating costs decreased by $0.1 million to $5.9 million for the three months ended March 31, 1996 from $6.0 million for the three months ended March 31, 1995. The decrease is a result of several factors including additional bad debt expense recorded in the first quarter of 1995 at certain of the properties, offset by an overall inflationary increase in operating costs at the Company's properties.

     During the quarter the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial difficulties of certain retailers. Accordingly, the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, the Company did not record straight-line rents in the first quarter of 1996. The company believes this to be an appropriate and conservative approach to account for the straight-lining of contractual rent increases in the current retail environment. Based upon current market conditions, it is expected that the impact of this change will be a reduction in revenues recognized in 1996 of approximately $1.3 million.

     General and administrative expenses declined by $0.2 million from $1.4 million for the first quarter of 1995 to $1.2 million for the first quarter of 1996 principally as a result of the write-off in the first quarter of 1995 of $0.3 million in costs related to a potential secondary offering.

     Loss from operations increased by $5.7 million from a loss of $0.7 million for the three months ended March 31, 1995 to a loss of $6.4 million for the three months ended March 31, 1996 for the reasons stated above.

     On April 30, 1996, the Company received notice that the Sears store in its Covina Town Square power center (Covina, California) will be exercising a termination right in its lease and vacating the premises effective October 31, 1996. Sears will relocate to a former Broadway store in the Covina trade area, acquired by Sears as a result of the consolidation occurring within Federated Department Stores. Annual rental revenues received from Sears are $911,000, or $5.50 per square foot. The Company is in discussions with certain potential tenants for the Sears space; however, if the space is not re-leased the first impact from the loss of the Sears revenues will be in the fourth quarter of 1996 of $.01 per share. Covina Town Square is a 422,000 square foot power center; other tenants include Home Depot, Petsmart and Staples.

     Selected Property Financial Information

     Net operating income (defined as revenues less property operating costs) for the Company's properties is as follows:

                                             Three Months Ended March 31,
                                               1996              1995
                                              -------           -------

          Stabilized Properties (36)          $10,298            $10,012
          Development Properties:
            Baldwin Hills Crenshaw Plaza        1,378                767
            Media City Center                   2,564              1,986
            Empire Center                         430                350
          Redevelopment Property:
            Medford Center                        203                243
          Other income                             70                 64
                                              -------            -------
            Net Operating Income              $14,943            $13,422
                                              =======             =======

     The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:

                                            March 31, 1996     December 31, 1995
                                            --------------     -----------------
          Stabilized Properties (36)            97.3%                97.5%
          Development Properties:
            Baldwin Hills Crenshaw Plaza        96.7                 89.7
            Media City Center                   92.7                 86.6
            Empire Center                       95.8                 83.3
          Redevelopment Property:
            Medford Center                      97.8                 97.8

            Aggregate Portfolio                 96.3%                95.3%
                                                ====                 ====


     During the quarter the Company signed leases for approximately 191,000 square feet, including 147,000 square feet at its Development Properties. Such signed leases resulted in an increase in the overall rent per square foot of the Company's portfolio to $10.21 per square foot at March 31, 1996 from $10.02 per square foot at December 31, 1995. Leased space at the Company's properties increased to 96.3% at March 31, 1996 from 95.3% at December 31, 1995. The majority of the leases signed during the quarter, and included in the 96.3%, are under construction and have not yet commenced payment of rent. The Company estimates that in the event the remaining terms of the "Earn-Out" are fulfilled an additional 3.5 million to 4.5 million OP units may be issued to the Predecessor Affiliates in the third quarter of 1996, which will not be dilutive to existing stockholders. The Company's computation of net loss per share for the first quarter of 1996 include the accrual of 775,000 OP Units related to increased revenues at the Development Properties.

     Funds from Operations

     The Company considers funds from operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO was originally defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization, less gains on sales of properties. In a May 1995 White Paper, NAREIT adopted a revised definition of FFO. The principal change is that the revised definition does not permit depreciation or amortization of non real estate assets to be added back in computing FFO. The Company historically added back amortization of deferred financing costs in computing FFO. Additionally, the revised definition permits FFO to be adjusted for significant non-recurring items.

     The Company has adopted the revised definition of FFO effective January 1, 1996. Previously the Company also adopted the additional disclosures suggested by NAREIT in the White Paper. The Company has restated its FFO for comparable periods as if the new definition had been adopted at that date. Management concurs with NAREIT in believing that reductions for the depreciation and amortization of real estate and its related costs are not meaningful in evaluating income-producing real estate.

     The Company computes FFO on both a primary and a fully diluted basis and considers Operating Partnership Units as the equivalent of shares for the purpose of these computations. The fully diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. In computing fully-diluted FFO the Company adds back the amortization of deferred financing costs related to the outstanding debentures, principally representing the underwriting discount on the convertible debentures. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               1996        1995
                                                              ------      ------
FUNDS FROM OPERATIONS
Net Loss                                                      $(5,632)   $ (925)
Adjustments to reconcile net loss to funds from operations:
 Depreciation and Amortization:
  Buildings and improvements                                    3,101     4,212
  Tenant improvements and allowances                            1,088       511
  Leasing costs                                                   234       102
 Non-recurring provision for unbilled deferred rent             6,900         -
 Minority Interests                                              (927)     (164)
                                                              -------    ------

Funds from Operations, primary                                  4,764     3,736
Debenture interest expense                                      3,142     3,143
Amortization of deferred financing costs-debentures               326       322
                                                              -------    ------

Funds from operations, fully diluted                          $ 8,232    $7,201
                                                              =======    ======

SUPPLEMENTAL DISCLOSURES
 Construction and development expenditures:
  Expansion of the Company's portfolio                        $ 2,245    $5,478
  Releasing and maintenance of portfolio                           72       108
                                                              -------    ------

                                                              $ 2,317    $5,586
                                                              =======    ======
 Capitalized leasing costs:
  Expansion of the Company's portfolio                        $   856    $  398
  Releasing and maintenance of portfolio                          137        44
                                                              -------    ------

                                                              $   993    $  442
                                                              =======    ======

 Straight-line rental income                                  $     -    $  426
                                                              =======    ======


     The Company considers any space that was vacant or unbuilt at the date of its initial public offering to be expansion of its portfolio.

     Funds from operations, on a primary basis, increased to $4.8 million for the three months ended March 31, 1996, as compared to $3.7 million for the same period in 1995. On a fully diluted basis, assuming conversion of the debentures, funds from operations increased to $8.2 million from $7.2 million. The increase in funds from operations is principally a function of the improvements in the operations of the Development Properties. However, improvements in the economic performance of the properties were mitigated by the Company recording reserves to offset the straight-lining of contractual rent increases. During the quarter the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. The non-recurring charge was not included in the computation of FFO as the Company considers it to be a significant non-recurring event that if deducted would materially distort the comparative measurement of Company performance. Additionally, the Company did not record straight-line rents in the first quarter of 1996 of approximately $0.3 million.

     Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

CASH FLOWS

     Net cash provided by operating activities increased $2.4 million from the $2.7 million for the three months ended March 31, 1995 to $5.1 million for the three months ended March 31, 1996, due, principally, to the reasons stated above under results of operations.

     Net cash used by investment activities increased to $7.2 million for the three months ended March 31, 1996 from $4.1 million for the three months ended March 31, 1995. Net cash provided by financing activities decreased to $3.5 million for the three months ended March 31, 1996 from $8.4 million in the three months ended March 31, 1995. The principal cause of the decrease in cash provided by financing activities was the result of new long-term financing obtained in March, 1995 and the increase in cash used by investment activities was the increased development activity at the Company's properties.

LIQUIDITY SOURCES AND REQUIREMENTS

     At March 31, 1996, outstanding debt (excluding the debentures) increased by $7.5 million to $231.0 million from the $223.5 million outstanding at December 31, 1995, as a result of additional borrowings on the Credit Facility to fund development activity. At March 31, 1996 the Company had drawn approximately $25.2 million against its $75 Million Credit Facility. Subsequent to March 31, 1996, the Company has drawn an additional $9.0 million to fund continuing development activity.

     The Company anticipates investing approximately $33.3 million in new development and tenant improvements over the next twelve to eighteen months, including, approximately, $24.5 million to be spent on expansion of the Company's portfolio and the balance to be used for completion of the Earn-Out Properties. The Company anticipates that such capital improvement requirements will be funded from the New Credit Facility.

PART II - OTHER INFORMATION



     Item 1: Legal Proceedings

          None


     Item 2: Changes in Securities

          None


     Item 3: Defaults Upon Senior Securities

          None


     Item 4: Submission of Matters to a Vote of Security Holders

          None


     Item 5: Other Information

          None


     Item 6: Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALEXANDER HAAGEN PROPERTIES, INC.



By: /s/ SEYMOUR KRESHEK
   --------------------
   Seymour Kreshek
   Senior Vice President,
   Chief Financial Officer and Treasurer
   (Principal Financial and Accounting Officer)
   and Director



Dated: May 13, 1996