Form 10-Q
period 1996-06-30
HAAGEN ALEXANDER PROPERTIES INC
filed 1996-08-14
CIK 913292

           THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                  PURSUANT TO RULE 901(d) OF REGULATION S-T.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

     As of August 12, 1996, 12,024,042 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

================================================================================

                       ALEXANDER HAAGEN PROPERTIES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 1996
             (unaudited) and December 31, 1995                               3

             Consolidated Statements of Operations (unaudited)
             for the three months and six months ended June 30,
             1996 and 1995                                                   4

             Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 1996 and 1995                 5

             Notes to Consolidated Financial Statements (unaudited)          6

Item 2.      Managements Discussion and Analysis of Financial Condition
             and Results of Operations                                       8
 a
PART II      OTHER INFORMATION                                              13

SIGNATURES                                                                  14

                       ALEXANDER HAAGEN PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   JUNE 30,       DECEMBER 31,
                                                    1996              1995
                                                   --------       ------------
                                                 (UNAUDITED)
ASSETS
Rental properties                                   $663,102       $653,058
Accumulated depreciation and amortization            (98,206)       (90,478)
                                                    --------       --------
    Rental properties, net                           564,896        562,580

Cash and cash equivalents                              3,221          3,687
Tenant receivables, net                                5,060         11,616
Other receivables                                      3,013          2,338
Receivable from management company                     1,403          1,215
Investment in management company                         583            621
Restricted cash                                        3,172          4,185
Deferred charges, net                                 18,959         18,719
Other assets                                           1,159            816
                                                    --------       --------
TOTAL                                               $601,466       $605,777
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Secured debt                                      $239,399       $223,524
  7 1/2% Convertible subordinated debentures         138,599        138,599
  7 1/4% Exchangeable subordinated debentures         30,000         30,000
  Accrued distributions                                4,705          4,705
  Accrued interest                                     5,500          5,608
  Accounts payable and other accrued expenses          6,137          5,453
  Accrued construction costs                           3,229          6,498
  Other liabilities                                        -          5,000
  Tenant security and other deposits                   2,245          2,174
                                                    --------       --------
    Total liabilities                                429,814        421,561
                                                    --------       --------

MINORITY INTERESTS
  Operating Partnership                               13,326         14,604
  Other minorities                                     2,075          2,161
                                                    --------       --------
    Total minority interests                          15,401         16,765
                                                    --------       --------

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value, 50,000,000 shares
    authorized; 12,024,042 shares issued
    and outstanding)                                     120            120
  Additional paid-in capital                         206,270        206,297
  Accumulated distributions and deficit              (50,139)       (38,966)
                                                    --------       --------

    Total stockholders' equity                       156,251        167,451
                                                    --------       --------

TOTAL                                               $601,466       $605,777
                                                    ========       ========

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                             1996          1995          1996        1995
                                                             ----          ----          ----        ----
REVENUES:
  Rental revenues                                            $19,969       $19,012       $39,714     $37,291
  Percentage rents                                               169           104           407         206
  Other income                                                 1,073         1,122         1,968       1,993
  Gain on sale of rental property                              2,502             -         2,502           -
                                                             -------       -------       -------     -------

    Total revenues                                            23,713        20,238        44,591      39,910
                                                             -------       -------       -------     -------

EXPENSES:
  Interest                                                     8,869         7,988        17,723      15,922
  Depreciation and amortization                                4,060         4,894         8,497       9,732
  Property Operating Costs:
    Common Area                                                3,123         3,195         6,302       6,717
    Property taxes                                             1,762         1,967         3,575       3,698
    Leasehold rentals                                            400           409           807         801
    Marketing                                                    283           280           471         428
    Other operating                                              433           630           781       1,087
  Non-recurring provision for unbilled
    deferred rent                                                  -             -         6,900           -
  General and administrative                                   1,225         1,366         2,389       2,759
                                                             -------       -------       -------     -------
    Total expenses                                            20,155        20,729        47,445      41,144
                                                             -------       -------       -------     -------

INCOME (LOSS) FROM OPERATIONS                                  3,558          (491)       (2,854)     (1,234)

EQUITY IN LOSS
  OF MANAGEMENT COMPANY                                          (38)          (12)          (38)       (213)
                                                             -------       -------       -------     -------
INCOME (LOSS) BEFORE
  MINORITY INTERESTS                                           3,520          (503)       (2,892)     (1,447)

MINORITY INTERESTS:
  Operating Partnership                                         (323)           43           525         123
  Other minorities                                               (81)          (55)         (149)       (116)
                                                             -------       -------      --------     -------
NET INCOME (LOSS)                                            $ 3,116       $  (515)     $ (2,516)    $(1,440)
                                                             =======       =======      ========     =======
NET INCOME (LOSS) PER SHARE                                  $  0.26       $ (0.04)     $  (0.21)    $ (0.12)
                                                             =======       =======      ========     =======

Weighted average shares
 outstanding                                                  12,024        11,933        12,024      11,913
                                                             =======       =======      ========     =======

                 See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                            1996        1995
                                                         ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                      $ (2,516)    $ (1,440)
  Adjustment to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization of rental properties      8,497        9,732
    Amortization of deferred financing costs                1,028          876
    Non-recurring provision for unbilled deferred rent      6,900            -
    Gain on sale of rental property                        (2,502)           -
    Minority interests in operations                         (376)          (7)
    Equity in loss of management company                       38          213
  Net changes in operating assets and liabilities            (925)        (861)
                                                         --------     --------

  Net cash provided by operating activities                10,144        8,513
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction and Development Costs                      (16,126)     (14,666)
  Proceeds from sale of rental property                     3,300            -
                                                         --------     --------
    Net cash used by investing activities                 (12,826)     (14,666)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from mortgage financing                     -       56,900
  Principal payments on mortgage financing                 (1,126)        (881)
  Borrowings on secured line of credit                     18,500        5,550
  Repayment of secured line of credit                      (1,500)     (47,445)
  Costs of obtaining financing                                  -       (1,325)
  Decrease in restricted cash                               1,013        2,945
  Payment of other liabilities                             (5,000)           -
  Distributions paid to shareholders                       (8,657)      (8,572)
  Distributions to minority interests                      (1,014)        (937)
                                                         --------     --------
    Net cash provided by financing activities               2,216        6,235
                                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                (466)          82

CASH AND CASH EQUIVALENTS, AT BEGINNING
  OF PERIOD                                                 3,687        4,526
                                                         --------     --------
CASH AND CASH EQUIVALENTS, AT END
  OF PERIOD                                              $  3,221      $  4,608
                                                         ========      ========

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

2.  INVESTMENT IN MANAGEMENT COMPANY

    Equity in Income (Loss) of Management Company represents the Company's 95% economic interest in Haagen Property Management, Inc. ("HPMI"). In conjunction with the Initial Public Offering of the Company's common stock and Debentures in December 1993 (the "IPO"), HPMI assumed all of the property management functions for the Company's properties. Executive and property management fees for the six months ended June 30, 1996 and 1995 totaled $1,907,000 and $1,802,000, respectively, and are included in general and administrative expenses. In addition, HPMI provides leasing, legal and construction services for the properties owned by the Company, such fees for the six months ended June 30, 1996 and 1995 of $1,586,000 and $1,350,000, respectively, were capitalized and are being amortized over the useful lives of the related leases and/or properties.

    As the OP owns a 95% economic interest in but does not control HPMI, the investment is accounted for on an equity basis.

3.  DEVELOPMENT PROPERTIES

    Certain of the Properties had not completed their respective leasing plans at the date of the IPO (the "Development Properties"). To facilitate inclusion of the Development Properties in the Company's initial portfolio, the partners of certain Predecessor Affiliates that transferred the Development Properties to the Company had the right to receive additional OP Units. In general, the number of additional OP Units issued was based on the increase in net annualized cash flow from new leases signed through March 31, 1996 and in occupancy and paying rent by June 30, 1996. Such increase in cash flow will not be fully realized until the third quarter of 1996.

    On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,378 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. As a result of the issuance in the third quarter of the 3,242,378 OP Units, minority interest will be increased and additional paid-in capital decreased by approximately $31.0 million.

    The issuance of such additional OP Units in the third quarter of 1996 is not expected to have a dilutive effect on future net income per share or funds from operations per share. Based upon the improvement in cash flows at the Development Properties through June 30, 1996, an additional 700,000 OP Units were accrued during the quarter for purposes of computing the minority interest's share of net income. The number of OP Units as of June 30, 1996 was therefore 2,519,077, comprising 1,044,077 issued and outstanding and 1,475,000 accrued in connection with the lease-up of the Development Properties.

4.  UNBILLED DEFERRED RENTS

    During the first quarter of 1996 the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial difficulties of certain retailers. Accordingly, during the first quarter the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, the Company has fully reserved against unbilled deferred rents in 1996. The company believes this to be an appropriate and conservative approach to account for future contractual rent increases in the current retail environment. Based upon current market conditions, it is expected that the impact of this will be a reduction in revenues recognized in 1996 of approximately $1.3 million or $325,000, or $.02 per share, per quarter.

5.  DEPRECIATION OF RENTAL PROPERTIES

    During the first quarter the Company reviewed the depreciable lives of its properties. The Company concluded that in order to more appropriately align the depreciable lives with the economic lives of the properties the lives should generally be increased to 40 years from previously utilized lives ranging from 20 to 31.5 years. The net impact of such change in lives was to reduce the depreciation charge for the six months ended June 30, 1996 by approximately $2.4 million.

6.  DISTRIBUTIONS

    Approximately 60% of the distributions to stockholders for the year ended December 31, 1995 represented a return of capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

HISTORICAL RESULTS OF OPERATIONS

          Comparison of the six months ended June 30, 1996 to the six months ended June 30, 1995.

          Rental revenues increased by $2.4 million to $39.7 million for the six months ended June 30, 1996 from $37.3 million for the six months ended June 30, 1995. The increase was primarily a result of the lease-up of the Development Properties, comprising Media City Center, Empire Center and Baldwin Hills Crenshaw Plaza. However, improvements in the economic performance of the properties were mitigated by the Company recording reserves to offset the straight-lining of contractual rent increases. Straight-line revenue recorded in the six months ended June 30, 1996 was $0 compared to approximately $0.8 million recorded in the six months ended June 30, 1995.

          During the quarter ended June 30, 1996, the Company sold a Vons market (a single tenant facility) in Ventura, California for $3.3 million in cash, resulting in a gain on sale of $2.5 million.

          Interest expense increased by $1.8 million from $15.9 million for the six months ended June 30, 1995 to $17.7 million for the six months ended June 30, 1996. In March 1995 the Company obtained $56.9 million in long term financing. Proceeds from such loan of $47 million were used to retire the then outstanding balance on the credit facility and the balance was used for working capital and to finance development activity. The remaining increase is principally a function of borrowings on the Company's line of credit to finance construction at various properties.

          Depreciation and amortization expense decreased by $1.2 million from $9.7 million for the six months ended June 30, 1995 to $8.5 million for the six months ended June 30, 1996. Depreciation decreased by $2.4 million as a result of a change in the depreciable lives of the properties. The Company concluded that in order to more appropriately align the depreciable lives with the economic lives of the properties the lives should generally be increased to 40 years from previously utilized lives ranging from 20 to 31.5 years. This decrease was offset by a $1.2 million increase as a result of an overall increase in investment in rental properties.

          Property operating costs decreased by $0.8 million to $11.9 million for the six months ended June 30, 1996 from $12.7 million for the six months ended June 30, 1995. The decrease is a result of several factors including additional bad debt expense recorded in 1995 at certain of the properties, offset by an overall inflationary increase in operating costs at the Company's properties.

          During the first quarter of 1996, the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial difficulties of certain retailers. Accordingly, the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, the Company did not record straight-line rents in the first six months of 1996. The company believes this to be an appropriate and conservative approach to account for the straight-lining of contractual rent increases in the current retail environment. Based upon current market conditions, it is expected that the impact of this change will be a reduction in revenues recognized in 1996 of approximately $1.3 million.

          General and administrative expenses declined by $0.4 million from $2.8 million for the first six months of 1995 to $2.4 million for the first six months of 1996 principally as a result of the write-off in the first quarter of 1995 of $0.3 million in costs related to a potential secondary offering.

          Loss from operations increased by $1.7 million from a loss of $1.2 million for the six months ended June 30, 1995 to a loss of $2.9 million for the six months ended June 30, 1996 for the reasons stated above.

          On April 30, 1996, the Company received notice that the Sears store in its Covina Town Square power center (Covina, California) will be exercising a termination right in its lease and vacating the premises effective October 31, 1996. Sears will relocate to a former Broadway store in the Covina trade area, acquired by Sears as a result of the consolidation occurring within Federated Department Stores. Annual rental revenues received from Sears are $911,000, or $5.50 per square foot. The Company is in discussions with certain potential tenants for the Sears space; however, if the space is not re-leased the first impact from the loss of the Sears revenues will be in the fourth quarter of 1996 of $.01 per share and up to $0.015 per share on a quarterly basis thereafter. Covina Town Square is a 422,000 square foot power center; other tenants include Home Depot, Petsmart and Staples.

          Comparison of three months ended June 30, 1996 to the three months ended June 30, 1995.

          The principal reasons for fluctuations in the Company's results of operations during the quarter are discussed above.

          Selected Property Financial Information

          Net operating income (defined as revenues, less gain on sale of property and property operating costs) for the Company's properties is as follows:


                                                   Six Months Ended June 30,
                                                      1996          1995
                                                   -----------   -----------

    Stabilized Properties (36)                     $20,663       $20,172
    Development Properties:
      Baldwin Hills Crenshaw Plaza                   2,665         1,369
      Media City Center                              5,323         4,191
      Empire Center                                  1,028           735
    Redevelopment Property:
      Medford Center                                   336           514
    Other income                                       138           199
                                                   -------       -------
      Net Operating Income                         $30,153       $27,179
                                                   =======       =======

          The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:

                                             June 30, 1996     December 31, 1995
                                             -------------     -----------------
    Stabilized Properties (36)                   97.3%               97.5%
    Development Properties:
      Baldwin Hills Crenshaw Plaza               93.8                89.7
      Media City Center                          91.4                86.6
      Empire Center                              90.3                83.3
    Redevelopment Property:
      Medford Center                             97.1                97.8

      Aggregate Portfolio                        96.1%               95.3%
                                                 ====                ====

          Certain of the Properties had not completed their respective leasing plans at the date of the IPO (the "Development Properties"). To facilitate inclusion of the Development Properties in the Company's initial portfolio, the partners of certain Predecessor Affiliates that transferred the Development Properties to the Company had the right to receive additional OP Units. In general, the number of additional OP Units issued was based on the increase in net annualized cash flow from new leases signed through March 31, 1996 and in occupancy and paying rent by June 30, 1996. Such increase in cash flow will not be fully realized until the third quarter of 1996.

          On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,378 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996.

          The issuance of such additional OP Units in the third quarter of 1996 is not expected to have a dilutive effect on future net income per share or funds from operations per share. Based upon the improvement in cash flows at the Development Properties through June 30, 1996, an additional 700,000 OP Units were accrued during the quarter. The number of OP Units as of June 30, 1996 was therefore 2,519,077, comprising 1,044,077 issued and outstanding and 1,475,000 accrued in connection with the lease-up of the Development Properties.

          During the first six months of 1996 the Company signed leases for approximately 162,000 square feet, including 114,000 square feet at its Development Properties. Such signed leases resulted in an increase in the overall rent per square foot of the Company's portfolio to $10.24 per square foot at June 30, 1996 from $10.02 per square foot at December 31, 1995. Leased space at the Company's properties increased to 96.1% at June 30, 1996 from 95.3% at December 31, 1995. The majority of the leases signed during the six months, and included in the 96.1%, commenced payment of rent in the second quarter.

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


                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                          1996         1995         1996        1995
                                                         ------       ------       ------      ------

FUNDS FROM OPERATIONS
Net Income (Loss)                                        $ 3,116      $ (515)      $(2,516)    $(1,440)
Adjustments to reconcile net income (loss)
 to funds from operations:
 Depreciation and Amortization:
   Buildings and improvements                              2,962       4,259         6,063       8,471
   Tenant improvements and allowances                        806         513         1,894       1,024
   Leasing costs                                             277         122           511         224
 Non-recurring provision for deferred rent                     -           -         6,900           -
 Gain on sale of rental property                          (2,502)          -        (2,502)          -
 Minority Interests                                          264        (126)         (663)       (290)
                                                         -------      ------       -------     -------

Funds from Operations, primary                             4,923       4,253         9,687       7,989
Debenture interest expense                                 3,142       3,142         6,284       6,285
Amortization of debenture financing costs                    324         325           650         647
                                                         -------      ------       -------     -------
Funds from operations, fully diluted                     $ 8,389      $7,720       $16,621     $14,921
                                                         =======      ======       =======     =======
SUPPLEMENTAL DISCLOSURES
 Capital expenditures:
  Expansion of the Company's portfolio                   $ 8,035      $9,052       $10,280     $14,276
  Releasing and maintenance of portfolio                     265          32           337         140
                                                         -------      ------       -------     -------
                                                         $ 8,300      $9,084       $10,617     $14,416
                                                         =======      ======       =======     =======
  Capitalized leasing costs:
  Expansion of the Company's portfolio                   $   767      $  748       $ 1,623     $ 1,317
  Releasing and maintenance of portfolio                       6          52           143          96
                                                         -------      ------       -------     -------
                                                         $   773      $  800       $ 1,766     $ 1,413
                                                         =======      ======       =======     =======

  Straight-line rental income                            $     -      $  420       $     -     $   846
                                                         =======      ======       =======     =======

          The Company considers any space that was vacant or unbuilt at the date of its initial public offering to be expansion of its portfolio.

          Funds from operations, on a primary basis, increased to $9.7 million for the six months ended June 30, 1996, as compared to $8.0 million for the same period in 1995. On a fully diluted basis, assuming conversion of the debentures, funds from operations increased to $16.6 million from $14.9 million. The increase in funds from operations is principally a function of the improvements in the operations of the Development Properties. However, improvements in the economic performance of the properties were mitigated by the Company recording reserves to offset the straight-lining of contractual rent increases. During the first six months of 1996 the Company recorded a charge of $6.9 million to increase the reserve against the receivable for straight-line rents and a gain on sale of a property of $2.5 million. Such non-recurring items were not included in the computation of FFO as the Company considers them to be significant non-recurring events that if deducted would materially distort the comparative measurement of Company performance. Additionally, the Company recorded straight-line rents in the first six months of 1995 of approximately $0.8 million which were not recorded in 1996.

          Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

CASH FLOWS

          Net cash provided by operating activities increased $1.6 million from the $8.5 million for the six months ended June 30, 1995 to $10.1 million for the six months ended June 30, 1996, due, principally, to the reasons stated above under results of operations.

          Net cash used by investment activities decreased to $12.8 million for the six months ended June 30, 1996 from $14.7 million for the six months ended June 30, 1995. Net cash provided by financing activities decreased to $2.2 million for the six months ended June 30, 1996 from $6.2 million in the six months ended June 30, 1995. The principal cause of the decrease in cash provided by financing activities was the result of the long-term financing obtained in March, 1995. The decrease in cash used by investment activities was caused by increased development activity at the Company's properties offset by the proceeds from the sale of Vons, Ventura.

LIQUIDITY SOURCES AND REQUIREMENTS

          At June 30, 1996, outstanding debt (excluding the debentures) increased by $15.9 million to $239.4 million from the $223.5 million outstanding at December 31, 1995, as a result of additional borrowings on the Credit Facility to fund development activity. At June 30, 1996 the Company had drawn approximately $34.2 million against its $75 Million Credit Facility. Subsequent to June 30, 1996, the Company has drawn an additional $9.5 million to fund continuing development activity.

          The Company anticipates investing approximately $26 million in development and tenant improvements over the next fifteen months, principally to fund development opportunities within the existing portfolio. The Company anticipates that such capital improvement requirements will be funded from the New Credit Facility.

PART II - OTHER INFORMATION


  Item 1: Legal Proceedings

          None


  Item 2: Changes in Securities

          None


  Item 3: Defaults Upon Senior Securities

          None


  Item 4: Submission of Matters to a Vote of Security Holders

          None


  Item 5: Other Information

          None


  Item 6: Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALEXANDER HAAGEN PROPERTIES, INC.


By: /s/ Seymour Kreshek
    _______________________________________________
     Seymour Kreshek
     Senior Vice President,
     Chief Financial Officer and Treasurer
    (Principal Financial and Accounting Officer)
     and Director


   Dated: August 13, 1996