Form 10-Q
period 1996-09-30
HAAGEN ALEXANDER PROPERTIES INC
filed 1996-11-13
CIK 913292

           THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                   PURSUANT TO RULE 901(d) OF REGULATION S-T.
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

  As of November 11, 1996, 12,024,042 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

                       ALEXANDER HAAGEN PROPERTIES, INC.
                                   FORM 10-Q

                                     INDEX



                                                                                         PAGE
                                                                                         ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of September 30, 1996
             (unaudited) and December 31, 1995                                              3

             Consolidated Statements of Operations (unaudited)
             for the three months and nine months ended September 30, 1996 and 1995         4

             Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 1996 and 1995                          5

             Notes to Consolidated Financial Statements (unaudited)                         6

Item 2.      Managements Discussion and Analysis of Financial Condition
             and Results of Operations                                                      8

PART II      OTHER INFORMATION                                                             13

SIGNATURES                                                                                 14


                       ALEXANDER HAAGEN PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      1996               1995
                                                                  -------------       ------------
                                                                   (UNAUDITED)

ASSETS
Rental properties                                                     $ 664,441           $653,058
Accumulated depreciation and amortization                              (102,057)           (90,478)
                                                                  -------------       ------------
    Rental properties, net                                              562,384            562,580

Cash and cash equivalents                                                 6,402              3,687
Tenant receivables, net                                                   4,827             11,616
Other receivables                                                         3,439              2,338
Receivable from management company                                          859              1,215
Investment in management company                                            637                621
Restricted cash                                                           3,221              4,185
Deferred charges, net                                                    18,732             18,719
Other assets                                                              1,417                816
                                                                  -------------       ------------

TOTAL                                                                 $ 601,918           $605,777
                                                                  =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Secured debt                                                        $ 245,831           $223,524
  7 1/2% Convertible subordinated debentures                            138,599            138,599
  7 1/4% Exchangeable subordinated debentures                            30,000             30,000
  Accrued distributions                                                   5,872              4,705
  Accrued interest                                                        3,579              5,608
  Accounts payable and other accrued expenses                             5,688              5,453
  Accrued construction costs                                              1,894              6,498
  Other liabilities                                                           -              5,000
  Tenant security and other deposits                                      3,362              2,174
                                                                  -------------       ------------

    Total liabilities                                                   434,825            421,561
                                                                  -------------       ------------

MINORITY INTERESTS
  Operating Partnership                                                  43,471             14,604
  Other minorities                                                        2,020              2,161
                                                                  -------------       ------------

    Total minority interests                                             45,491             16,765
                                                                  -------------       ------------

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value, 50,000,000 shares authorized;
    12,024,042 shares issued and outstanding)                               120                120
  Additional paid-in capital                                            174,730            206,297
  Accumulated distributions and deficit                                 (53,248)           (38,966)
                                                                  -------------       ------------

    Total stockholders' equity                                          121,602            167,451
                                                                  -------------       ------------

TOTAL                                                                 $ 601,918           $605,777
                                                                  =============       ============


                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                       1996        1995             1996         1995
                                                      -------    -------           -------     -------
 REVENUES:
  Rental revenues                                     $20,831    $19,492           $60,545     $57,203
  Percentage rents                                        145        117               552         323
  Other income                                          1,012        900             2,980       2,893
  Gain on sale of rental property                           -          -             2,502           -
                                                      -------    -------           -------     -------

    Total revenues                                     21,988     20,509            66,579      60,419
                                                      -------    -------           -------     -------

EXPENSES:
  Interest                                              8,946      8,158            26,669      24,080
  Depreciation and amortization                         4,248      4,953            12,745      14,685
  Property Operating Costs:
    Common Area                                         3,143      3,543             9,445      10,260
    Property taxes                                      1,899      2,025             5,474       5,723
    Leasehold rentals                                     404        371             1,211       1,172
    Marketing                                             234        242               705         670
    Other operating                                       391        310             1,172       1,397
  Non-recurring provision for unbilled
    deferred rent                                           -          -             6,900           -
  General and administrative                            1,274      1,265             3,663       4,024
                                                      -------    -------           -------     -------

    Total expenses                                     20,539     20,867            67,984      62,011
                                                      -------    -------           -------     -------

INCOME (LOSS) FROM OPERATIONS                           1,449       (358)           (1,405)     (1,592)

EQUITY IN INCOME (LOSS)
  OF MANAGEMENT COMPANY                                    54         17                16        (196)
                                                      -------    -------           -------     -------

INCOME (LOSS) BEFORE
  MINORITY INTERESTS                                    1,503       (341)           (1,389)     (1,788)
MINORITY INTERESTS:
  Operating Partnership                                  (222)        34               303         157
  Other minorities                                        (61)       (64)             (210)       (180)
                                                      -------    -------           -------     -------

NET INCOME (LOSS)                                     $ 1,220    $  (371)          $(1,296)    $(1,811)
                                                      =======    =======           =======     =======

NET INCOME (LOSS) PER SHARE                           $  0.10    $ (0.03)          $ (0.11)    $ (0.15)
                                                      =======    =======           =======     =======

Weighted average shares
outstanding                                            12,024     12,006            12,024      11,944
                                                      =======    =======           =======     =======

                 See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE                   NINE
                                                            MONTHS ENDED           MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                1996                   1995
                                                            -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $ (1,296)             $ (1,811)
  Adjustment to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization of rental properties          12,745                14,685
    Amortization of deferred financing costs                     1,533                 1,347
    Non-recurring provision for unbilled deferred rent           6,900                     -
    Gain on sale of rental property                             (2,502)                    -
    Minority interests in operations                               (93)                   23
    Equity in (income) loss of management company                  (16)                  196
  Net changes in operating assets and liabilities               (2,120)                 (830)
                                                              --------              --------

  Net cash provided by operating activities                     15,151                13,610
                                                              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction and Development Costs                           (19,392)              (22,568)
  Proceeds from sale of rental property                          3,300                    -
                                                              --------              --------
   Net cash used by investing activities                       (16,092)              (22,568)
                                                              --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from mortgage financing                         -                 56,900
  Principal payments on mortgage financing                      (1,694)               (1,389)
  Borrowings on secured line of credit                          25,500                13,650
  Repayment of secured line of credit                           (1,500)              (47,445)
  Costs of obtaining financing                                       -                (2,030)
  Decrease in restricted cash                                      964                 2,829
  Payment of other liabilities                                  (5,000)                    -
  Distributions paid to shareholders                           (11,819)              (12,859)
  Distributions to minority interests                           (2,673)               (1,377)
  Other                                                           (122)                    -
                                                              --------              --------
    Net cash provided by financing activities                    3,656                 8,279
                                                              --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    2,715                  (679)

CASH AND CASH EQUIVALENTS, AT BEGINNING
OF PERIOD                                                        3,687                 4,526
                                                              --------              --------
CASH AND CASH EQUIVALENTS, AT END
  OF PERIOD                                                   $  6,402              $  3,847
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

2.  INVESTMENT IN MANAGEMENT COMPANY

    Equity in Income (Loss) of Management Company represents the Company's 95% economic interest in Haagen Property Management, Inc. ("HPMI"). In conjunction with the Initial Public Offering of the Company's common stock and Debentures in December 1993 (the "IPO"), HPMI assumed all of the property management functions for the Company's properties. Executive and property management fees for the nine months ended September 30, 1996 and 1995 totaled $2,941,000 and $2,723,000, respectively, and are included in general and administrative expenses. In addition, HPMI provides leasing, legal and construction services for the properties owned by the Company, such fees for the nine months ended September 30, 1996 and 1995 of $2,691,000 and $2,080,000, respectively, were capitalized and are being amortized over the useful lives of the related leases and/or properties.

    As the OP owns a 95% economic interest in but does not control HPMI, the investment is accounted for on an equity basis.

3.  DEVELOPMENT PROPERTIES

    Certain of the Properties had not completed their respective leasing plans at the date of the IPO (the "Development Properties"). To facilitate inclusion of the Development Properties in the Company's initial portfolio, the partners of certain Predecessor Affiliates that transferred the Development Properties to the Company had the right to receive additional OP Units. In general, the number of additional OP Units issued was based on the increase in net annualized cash flow from new leases signed through March 31, 1996 and in occupancy and paying rent by June 30, 1996. Such increase in cash flow was not fully realized until the third quarter of 1996.

    On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. As a result of the issuance in the third quarter of the 3,242,379 OP Units, minority interest was increased and additional paid-in capital decreased by approximately $31.5 million.

    The issuance of such additional OP Units in the third quarter of 1996 did not have a dilutive effect on net income per share or funds from operations per share. The number of OP Units issued and outstanding as of September 30, 1996 was 4,286,456.

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

5.  DEPRECIATION OF RENTAL PROPERTIES

    During the first quarter the Company reviewed the depreciable lives of its properties. The Company concluded that in order to more appropriately align the depreciable lives with the economic lives of the properties the lives should generally be increased to 40 years from previously utilized lives ranging from 20 to 31.5 years. The net impact of such change in lives was to reduce the depreciation charge for the nine months ended September 30, 1996 by approximately $3.6 million.

    The Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future cash flow is less than the carrying amount of the asset, the Company recognizes an impairment loss.

6.  DISTRIBUTIONS

    Approximately 60% of the distributions to stockholders for the year ended December 31, 1995 represented a return of capital.

7.  NEW ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and allows for compensation cost to be measured either based on the fair market value of the equity instrument awarded or under APB 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

HISTORICAL RESULTS OF OPERATIONS

     Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1995.

     Rental revenues increased by $3.3 million to $60.5 million for the nine months ended September 30, 1996 from $57.2 million for the nine months ended September 30, 1995. The increase was primarily a result of the lease-up of the Development Properties, comprising Media City Center, Empire Center and Baldwin Hills Crenshaw Plaza. However, improvements in the economic performance of the properties were mitigated by the Company recording reserves to offset the straight-lining of contractual rent increases. No Straight-line rental revenue was recognized in the nine months ended September 30, 1996, compared to approximately $1.3 million in the nine months ended September 30, 1995.

     During the quarter ended June 30, 1996, the Company sold a Vons market (a single tenant facility) in Ventura, California for $3.3 million in cash, resulting in a gain on sale of $2.5 million.

     Interest expense increased by $2.6 million from $24.1 million for the nine months ended September 30, 1995 to $26.7 million for the nine months ended September 30, 1996. The increase is principally a function of borrowings on the Company's line of credit to finance construction and redevelopment activity at various properties.

     Depreciation and amortization expense decreased by $2.0 million from $14.7 million for the nine months ended September 30, 1995 to $12.7 million for the nine months ended September 30, 1996. Depreciation decreased by $3.6 million as a result of a change in the depreciable lives of the properties. The Company concluded that in order to more appropriately align the depreciable lives with the economic lives of the properties the lives should generally be increased to 40 years from previously utilized lives ranging from 20 to 31.5 years. This decrease was offset by a $1.6 million increase as a result of an overall increase in investment in rental properties.

     Property operating costs decreased by $1.2 million to $18.0 million for the nine months ended September 30, 1996 from $19.2 million for the nine months ended September 30, 1995. The decrease is a result of several factors including additional bad debt expense recorded in 1995 at certain of the properties.

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

     General and administrative expenses declined by $0.3 million from $4.0 million for the first nine months of 1995 to $3.7 million for the first nine months of 1996 principally as a result of the write-off in the first quarter of 1995 of $0.3 million in costs related to a potential secondary offering.

     Loss from operations decreased by $0.2 million from a loss of $1.6 million for the nine months ended September 30, 1995 to a loss of $1.4 million for the nine months ended September 30, 1996 for the reasons stated above.

     On October 31, 1996, the Sears store in the Covina Town Square power center (Covina, California) vacated its premises. Annual rental revenues received from Sears are $911,000, or $5.50 per square foot. The Company is in discussions with certain potential tenants for the Sears space; however, in the short term the impact from the loss of the Sears revenues will be $.01 per share in the fourth quarter of 1996 and up to $0.015 per share on a quarterly basis thereafter. Covina Town Square is a 422,000 square foot power center; other tenants include Home Depot, Petsmart and Staples.

     On October 15, 1996 the Company sold a single tenant facility in Rancho Cucamonga, California for $4.4 million in cash. The net proceeds were used to repay debt.

     Comparison of three months ended September 30, 1996 to the three months ended September 30, 1995.

     The principal reasons for fluctuations in the Company's results of operations during the quarter are discussed above.

  Selected Property Financial Information

     Net operating income (defined as revenues, less gain on sale of property and property operating costs) for the Company's properties is as follows:


                                        Nine Months Ended September 30,
                                             1996             1995
                                        --------------   --------------

    Stabilized Properties (36)                 $30,920          $30,471
    Development Properties:
      Baldwin Hills Crenshaw Plaza               3,994            2,607
      Media City Center                          8,547            6,077
      Empire Center                              1,596            1,073
    Redevelopment Property:
      Medford Center                               806              708
    Other income                                   207              261
                                               -------          -------

      Net Operating Income                     $46,070          $41,197
                                               =======          =======

  The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:
                                        September 30, 1996     December 31, 1995
                                        ------------------     -----------------

    Stabilized Properties (36)                     97.6%                97.5%
    Development Properties:
      Baldwin Hills Crenshaw Plaza                 94.1                 89.7
      Media City Center                            92.4                 86.6
      Empire Center                                90.3                 83.3
    Redevelopment Property:
      Medford Center                               97.8                 97.8

      Aggregate Portfolio                          96.5%                95.3%
                                                   ====                 ====

     Certain of the Properties had not completed their respective leasing plans at the date of the IPO (the "Development Properties"). To facilitate inclusion of the Development Properties in the Company's initial portfolio, the partners of certain Predecessor Affiliates that transferred the Development Properties to the Company had the right to receive additional OP Units. In general, the number of additional OP Units issued was based on the increase in net annualized cash flow from new leases signed through March 31, 1996 and in occupancy and paying rent by June 30, 1996. Such increase in cash flow was not fully realized until the third quarter of 1996.

     On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996.

     The issuance of such additional OP Units in the third quarter of 1996 did not have a dilutive effect on net income per share or funds from operations per share. The number of OP Units issued and outstanding as of September 30, 1996 was 4,286,458.

     During the first nine months of 1996 the Company signed leases for approximately 261,000 square feet, including 143,000 square feet at its Development Properties. Such signed leases resulted in an increase in the overall rent per square foot of the Company's portfolio to $10.32 per square foot at September 30, 1996 from $10.02 per square foot at December 31, 1995. Leased space at the Company's properties increased to 96.5% at September 30, 1996 from 95.3% at December 31, 1995.

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

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                 1996       1995           1996       1995
                                               --------   -------        -------    -------
FUNDS FROM OPERATIONS
Net Income (Loss)                                $1,220    $ (371)       $(1,296)   $(1,811)
Adjustments to reconcile net income (loss)
 to funds from operations:
 Depreciation and Amortization:
   Buildings and improvements                     2,786     4,224          8,849     12,695
   Tenant improvements and allowances             1,142       600          3,036      1,624
   Leasing costs                                    307       129            818        353
 Non-recurring provision for deferred rent            -         -          6,900          -
 Gain on sale of rental property                      -         -         (2,502)         -
 Minority Interests                                 158      (123)          (505)      (413)
                                                 ------    ------        -------    -------

Funds from Operations, primary                    5,613     4,459         15,300     12,448
Debenture interest expense                        3,146     3,143          9,430      9,428
Amortization of debenture financing costs           325       325            975        972
                                                 ------    ------        -------    -------

Funds from operations, fully diluted            $9,084     $7,927        $25,705    $22,848
                                                ======     ======        =======    =======

SUPPLEMENTAL DISCLOSURES
 Capital expenditures:
  Expansion of the Company's portfolio          $1,222     $6,286        $11,502    $20,562
  Releasing and maintenance of portfolio           118         23            455        163
                                                ------     ------        -------    -------

                                                $1,340     $6,309        $11,957    $20,725
                                                ======     ======        =======    =======

 Capitalized leasing costs:
  Expansion of the Company's portfolio          $  392     $  766        $ 2,015    $ 2,083
  Releasing and maintenance of portfolio           194         21            337        117
                                                ------     ------        -------    -------


                                               $   586     $  787       $ 2,352    $ 2,200
                                               =======     ======       =======    =======

Straight-line rental income                    $     -     $  420       $     -    $ 1,266
                                               =======     ======       =======    =======

  The Company considers any space that was vacant or unbuilt at the date of its initial public offering to be expansion of its portfolio.

  Funds from operations, on a primary basis, increased to $15.3 million for the nine months ended September 30, 1996, as compared to $12.4 million for the same period in 1995. On a fully diluted basis, assuming conversion of the debentures, funds from operations increased to $25.7 million from $22.8 million. The increase in funds from operations is principally a function of the improvements in the operations of the Development Properties. However, improvements in the economic performance of the properties were mitigated by the Company recording reserves to offset the straight-lining of contractual rent increases. During the first nine months of 1996 the Company recorded a charge of $6.9 million to increase the reserve against the receivable for straight-line rents and a gain on sale of a property of $2.5 million. Such non-recurring items were not included in the computation of FFO as the Company considers them to be significant non-recurring events that if deducted would materially distort the comparative measurement of Company performance. Additionally, the Company recorded straight-line rents in the first nine months of 1995 of approximately $1.3 million which were not recognized in 1996.

  Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

CASH FLOWS

     Net cash provided by operating activities increased $1.6 million from the $13.6 million for the nine months ended September 30, 1995 to $15.2 million for the nine months ended September 30, 1996, due, principally, to the reasons stated above under results of operations.

     Net cash used by investment activities decreased to $16.1 million for the nine months ended September 30, 1996 from $22.6 million for the nine months ended September 30, 1995. Net cash provided by financing activities decreased to $3.7 million for the nine months ended September 30, 1996 from $8.3 million in the nine months ended September 30, 1995. The principal cause of the decrease in cash provided by financing activities was the result of the long-term financing obtained in March, 1995. The decrease in cash used by investment activities was caused by decreased development activity at the Company's properties and by the proceeds from the sale of Vons, Ventura.

LIQUIDITY SOURCES AND REQUIREMENTS

     At September 30, 1996, outstanding debt (excluding the debentures) increased by $22.3 million to $245.8 million from the $223.5 million outstanding at December 31, 1995, as a result of additional borrowings on the Credit Facility to fund development activity. At September 30, 1996 the Company had drawn approximately $41.2 million against its $75 Million Credit Facility.

     The Company anticipates investing approximately $30 million in development and tenant improvements over the next eighteen months, principally to fund development opportunities within the existing portfolio. The Company anticipates that such capital improvement requirements will be funded from the Credit Facility.

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


ALEXANDER HAAGEN PROPERTIES, INC.



By:         /s/ Seymour Kreshek
   ------------------------------------------
 Seymour Kreshek
 Senior Vice President,
 Chief Financial Officer and Treasurer
 (Principal Financial and Accounting Officer)
 and Director



Dated: November 11, 1996