Form 10-K405
period 1996-12-31
HAAGEN ALEXANDER PROPERTIES INC
filed 1997-03-31
CIK 913292

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 1-12588
                       ALEXANDER HAAGEN PROPERTIES, INC.
              (Exact name of registrant as specified in charter)

               MARYLAND                              95-4444963
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification Number)

         3500 SEPULVEDA BOULEVARD
        MANHATTAN BEACH, CALIFORNIA                     90266
 (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (310) 546-4520

          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE           AMERICAN STOCK EXCHANGE

        7 1/2% CONVERTIBLE SUBORDINATED
         DEBENTURES DUE 2001, SERIES A           AMERICAN STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                NONE REGISTERED
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $170,751,000 (computed on the basis of $14.875 per share), which was the last sale price on the American Stock Exchange on March 12, 1997.

     As of March 12, 1997, 12,024,378 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year.

================================================================================

                               TABLE OF CONTENTS


ITEM                                                                           PAGE
----                                                                           ----
                                     PART I

1.      BUSINESS............................................................     1

2.      PROPERTIES..........................................................     2

3.      LEGAL PROCEEDINGS...................................................    12

4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................    13

                                    PART II

5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS.........................................    13

6.      SELECTED FINANCIAL DATA.............................................    13

7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................    15

8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................    21

9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................    41

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................    41

11.      EXECUTIVE COMPENSATION.............................................    41

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....    41

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................    41

                                    PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...    41

SIGNATURES..................................................................   S-1


                                    PART I


ITEM 1.    BUSINESS

     Alexander Haagen Properties, Inc., a Maryland corporation (the "Company"), was organized in September 1993 as a self-administered and self-managed real estate investment trust. The Company was formed to continue and expand the business of The Alexander Haagen Company, Inc. and certain of its affiliates (the "Predecessor Affiliates") and presently engages in the ownership, management, leasing, acquisition, development and redevelopment of retail shopping centers in California and other western states.

     As of December 31, 1996, the Company owned a portfolio comprised of interests in 38 retail shopping centers (the "Properties"). See "Item 2 -- Properties." All of the Properties and assets in the Company's portfolio are held and operated by Alexander Haagen Properties Operating Partnership, L.P., a California limited partnership (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and owns a 74% interest therein. The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

     On December 27, 1993, the Company consummated its initial public offering of 10,800,000 shares of Common Stock at $18.00 per share. Concurrently with such offering, the Company issued $150,000,000 aggregate principal amount of 7 1/2% Convertible Subordinated Debentures due 2001 Series A and (the "Convertible Debentures"), and the Operating Partnership issued $30,000,000 aggregate principal amount of 7 1/4% Subordinated Exchangeable Debentures due 2003 (the "Exchangeable Debentures, and together with the Convertible Debentures, the "Debentures"). In addition, on December 27, 1993 the Company consummated a private placement of 500,000 shares of Common Stock with partners of the Predecessor Affiliates in consideration of transfers of Properties and certain partnership interests to the Company. The initial public offering of Common Stock and the offerings of Debentures are sometimes collectively referred to herein as the "Offerings."

     Leasing and other property management functions are conducted at all of the Properties by Haagen Property Management, Inc., a California corporation ("HPMI"), pursuant to management agreements between the Operating Partnership and HPMI. HPMI employs a staff of 87 full-time real estate professionals with extensive experience, knowledge of local markets and an established track record with national, regional and local retailers. The Company believes that the expertise and relationships developed by its professionals enhance the Company's ability to attract and retain high quality tenants. The Company owns all of the outstanding non-voting preferred stock of HPMI, which represents a 95% economic interest in HPMI. All of the outstanding voting common stock of HPMI, representing a 5% economic interest in HPMI, is held by certain executive officers of the Company.

     The Company operates so as to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code. Under those sections of the Internal Revenue Code, the Company must distribute annually to its stockholders at least 95% of its taxable income and must meet certain other asset and income tests. Dividends to stockholders from a qualified REIT are deductible by such REIT in calculating its income tax liability. As a result, pre-tax income of the Company flows through to its stockholders who are taxed on the income on their individual income tax returns, thus eliminating the "double taxation" inherent in regular corporations. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and property.

     The Company competes with commercial developers, real estate companies, pension funds and other real estate investors, many of which have greater financial resources than the Company, in seeking land for development, properties for acquisition and tenants for leasing of properties. There are numerous shopping centers that compete with the Properties in attracting retailers to lease space. In addition, retailers at the Properties face increasing competition from outlet malls, discount shopping clubs, direct mail and telemarketing.

ITEM 2.   PROPERTIES

     The Properties consist of 14 neighborhood/community shopping centers, 8 promotional/power centers, 2 regional malls and 14 single tenant facilities, containing in the aggregate approximately 8.0 million square feet of total gross leasable area ("GLA"). Approximately 6.6 million square feet of GLA is owned by the Company, and the balance is owned by certain anchor retailers. The Company believes that management's attention to quality, design and aesthetics, tenant mix and other specific community needs position a number of the Properties among the premier retail shopping centers in their respective communities. The majority of the Properties are located throughout Southern California, including 14 in Los Angeles County, 5 in San Diego County, 3 in Orange County, 2 in San Bernardino County, 2 in Riverside County, 1 in Imperial County and 1 in Ventura County. Based on published industry sources, the Company believes that the geographic concentration of the Properties establishes it as one of the leading fully integrated owners, managers and developers of retail shopping centers in Southern California. Five Properties are located in Northern and Central California, 3 Properties are located in Arizona and 2 Properties are located in Oregon.

     The Company's single tenant facilities range in size from approximately 36,800 square feet of total GLA to approximately 135,000 square feet of total GLA. The Company's neighborhood/community shopping centers and promotional/power centers range in size from approximately 66,000 square feet of total GLA to approximately 577,000 square feet of total GLA. The Company's regional malls range in size from approximately 810,000 square feet of GLA to approximately 1,215,000 square feet of GLA).

     The Properties are designed to attract local and regional area customers and are typically anchored by one or more nationally or regionally known retailers. Depending on the market focus of a specific Property, major retailers at a Property may include value-oriented discount stores, supermarkets, membership warehouses, traditional department stores, fashion-oriented department stores, shops or well-known specialty retailers. Several of the Properties contain an entertainment component such as a theater multiplex. Anchor leases are typically for initial terms of 10 to 35 years, with one or more renewal options available to the lessee upon expiration of the initial term. By contrast, smaller shop leases are typically for 5 to 10 year terms. The longer term of the anchor leases helps to protect the Company against significant vacancies and to insure the presence of anchor retailers who draw consumers to the Company's retail centers. The shorter term of the smaller shop leases allows the Company to adjust rental rates for non-anchor store space on a regular basis and upgrade the overall tenant mix. Anchor leases are generally for lower base rents than leases for smaller shop tenants. The lower base rents paid by anchor retailers may be offset, in part, through periodic escalations and/or the payment of percentage rents. Certain anchor retailers at some of the Properties occupy space not owned by the Company and therefore do not pay base rent to the Company.

     As part of its acquisition program, the Company regularly evaluates potential acquisition properties. During 1994, the Company acquired the following four Properties (the "1994 Acquisition Properties"); Rosedale Village (California), Gresham Town Fair (Oregon), Medford Center (Oregon) and La Verne Towne Center (California), for aggregate consideration of approximately $50.8 million, including the assumption of $10.65 million of indebtedness and the issuance of OP Units valued at $1.7 million. In addition, in December 1994, the Company purchased the fee interest in the Advantage/Sportmart Shopping Center (San Diego, CA) for consideration of $4.1 million in cash. No properties were acquired during 1996 or 1995.

     During 1996, the Company sold 2 of its single tenant facilities for aggregate net proceeds of $6.3 million. In June 1996, the Company sold the Vons market located in Ventura, California for $2.8 million. In October 1996, the Company sold its property in Rancho Cucamonga for $3.5 million. The property was leased to Dayton-Hudson and had been vacant for several years. The proceeds from the sales were used to reduce borrowings on the Company's credit facility and to retire mortgage indebtedness secured by one of the properties.

     Twenty-nine of the Properties are owned by the Company in fee and 9 are held by the Company under long-term ground leases. Included in the long-term ground leases are the Partially-Owned Properties, in which the Company owns, directly or indirectly, partnership interests (75% in Kenneth Hahn Plaza and 34% in Vermont-Slauson Shopping Center).

DESCRIPTION OF PROPERTIES

 The following table summarizes certain information with respect to the Properties as of December 31, 1996.

                               YEAR OF                              TOTAL                 GLA TO
                             CONSTRUCTION                          SHOPPING    COMPANY     BE        GLA
                               (OR MOST     OWNERSHIP        LAND   CENTER      OWNED     BUILT   AVAILABLE
                                RECENT      INTEREST         AREA    GLA         GLA      (SQ.    FOR LEASE       ANCHOR OR
    PROPERTY NAME            RENOVATION)   (EXPIRATION)(1) (ACRES) (SQ. FT.)  (SQ. FT.)   FT.)    (SQ. FT.)  PRINCIPAL TENANTS
    -------------            ------------  -----------     ------  ---------  ---------  -------  ---------  -----------------
STABILIZED PROPERTIES
REGIONAL MALLS
Baldwin Hills Crenshaw Plaza.    1988         Fee           42.0     809,980    349,980       -     349,980    Sears/2/, Robinson's-
 (Los Angeles, CA)                                                                                             May/2/, Macy's/2/,
                                                                                                               Lucky, TJ Maxx,
                                                                                                               Sony/Magic Johnson
                                                                                                               Theatres

Media City Center............    1992      Ground Lease     37.1   1,211,439    781,829       -     781,829    Macy's, IKEA/2/,
 (Burbank, CA)                                (2078)        ----   ---------  ---------   ------    -------    Sears/2/,
                                                                                                               Mervyn's/2/, AMC
                                                                                                               Theatres, Sport
                                                                                                               Chalet, CompUSA,
                                                                                                               Barnes & Noble,
                                                                                                               Virgin Megastore

 SUBTOTAL REGIONAL MALLS.....                               79.1   2,021,419  1,131,809         - 1,131,809
                                                           -----   ---------  ---------   ------- ---------
PROMOTIONAL/POWER CENTERS
El Camino North..............    1982          Fee          54.0     450,894    324,394         -   324,394    Mervyn's/2/, Toys 'R'
  (Oceanside, CA)                                                                                              Us/2/, Montgomery
                                                                                                               Ward, Mann Theatres,
                                                                                                               Ross Stores

Empire Center................    1993          Fee          60.5     626,607    262,107     6,300   268,407    Target/2/,
  (Fontana, CA)                                                                                                Mervyn's/2/,
                                                                                                               IKEA/2/, Miller's
                                                                                                               Outpost, Ross Stores

Fullerton Town Center........    1987          Fee          21.7     359,397    246,697    30,750   277,447    Price Club/2/
  (Fullerton, CA)                                                                                              AMC Theatres, Toys
                                                                                                               'R' Us, Office Depot

Gresham Town Fair............    1988          Fee          25.6     264,638    264,638         -   264,638    Ross Stores,
  (Gresham, OR)                                                                                                Emporium, GI Joes,
                                                                                                               Craft Warehouse

Montebello Town Square.......    1992          Fee          24.5     250,438    250,438         -   250,438    Sears, Toys 'R' Us,
  (Montebello, CA)                                                                                             AMC Theatres, Pet
                                                                                                               Metro

The City Center..............   (1992)         Fee           6.8     194,193    194,193         -   194,193    Toys 'R' Us,
 (San Francisco, CA)                                       -----   ---------  ---------   -------   -------    Mervyn's, Office
                                                                                                               Depot, Good Guys
 SUBTOTAL
  PROMOTIONAL/POWER
  CENTERS....................                              193.1   2,146,167  1,542,467    37,050 1,579,517


NEIGHBORHOOD/COMMUNITY
 SHOPPING CENTERS
Advantage/Sportmart Shopping
 Center......................   (1988)         Fee          10.3     117,460    117,460         -   117,460    Advantage (Lucky),
  (San Diego, CA)                                                                                              SportMart

Country Fair Shopping Center.    1992          Fee          17.3     211,761    168,321         -   168,321    Albertson's/2/,
 (Chino, CA)                                                                                                   PETsMART, Thrifty,
                                                                                                               Staples, T.J. Maxx

Date Palm Center.............    1987          Fee          11.0     117,362    117,362     4,000   121,362    SAM's Club
  (Cathedral City, CA)

Fire Mountain Center.........    1987      Fee/Ground        9.4      83,871     83,871     8,507    92,378    Strouds, Lamps
  (Oceanside, CA)                            Lease                                                             Plus,  Trader
                                             (2038)                                                            Joe's, Bookstar

Gardena Gateway Center.......    1990          Fee           9.7      65,987     65,987         -    65,987    Thrifty, 99 Ranch
  (Gardena, CA)                                                                                                Market

Huntington Center............   (1989)       Ground          3.9     110,244    110,244         -   110,244    Toys 'R' Us, Lucky
 (Huntington Beach, CA)                       Lease
                                             (2032)

Kenneth Hahn Plaza...........    1987        Ground         14.5     162,665    162,665     6,500   169,165    Boys Market,
 (Los Angeles, CA)                            Lease                                                            Pic'N'Save,
                                             (2052)                                                            Thrifty, Super Trak
                                                                                                               Auto

La Verne Towne Center........    1986          Fee          19.1     231,143    231,143         -   231,143    Target, Albertson's
 (La Verne, CA)

Lakewood Plaza...............   (1989)       Ground         11.1     113,511    113,511         -   113,511    Lucky, Staples
 (Bellflower, CA)                             Lease
                                              (2032)
Parkway Place................   (1989)       Ground          9.7     120,603    120,603         -   120,603    Advantage (Lucky),
 (Escondido, CA)                              Lease                                                            Office Depot
                                              (2037)
Pomona Gateway Center........   (1993)         Fee           9.8     108,887    108,887         -   108,887    Vons, Pic'N'Save
  (Pomona, CA)

Rosedale Village.............    1991          Fee          10.6     217,006    127,527         -   127,527    Savemart, Payless
 (Bakersfield, CA)                                                                                             Drugs, Kmart/2/

San Fernando Mission Plaza...    1991          Fee           4.9      67,192     67,192         -    67,192    Vons (Value Plus)
 (San Fernando, CA)

                               YEAR OF                              TOTAL                 GLA TO
                             CONSTRUCTION                          SHOPPING    COMPANY     BE         GLA
                               (OR MOST     OWNERSHIP      LAND     CENTER      OWNED     BUILT    AVAILABLE
                                RECENT      INTEREST        AREA     GLA         GLA      (SQ.     FOR LEASE       ANCHOR OR
    PROPERTY NAME            RENOVATION)   (EXPIRATION)(1) (ACRES) (SQ. FT.)  (SQ. FT.)   FT.)     (SQ. FT.)   PRINCIPAL TENANTS
    -------------            ------------  -----------     ------  ---------  ---------  -------   ---------   ----------------
STABILIZED PROPERTIES
Vermont-Slauson Shopping         1981        Ground         10.3     169,744    169,744         -   169,744    Boys Market,
 Center......................                 Lease        -----   ---------  ---------   -------   -------    Kmart,
 (Los Angeles, CA)                            (2070)                                                           Sav-On Drugs
 SUBTOTAL
  NEIGHBORHOOD/COMMUNITY
  SHOPPING CENTERS...........                              151.6   1,897,436  1,764,517    19,007 1,783,524
                                                           -----   ---------  ---------   ------- ---------

SINGLE TENANT FACILITIES
Home Base....................   (1988)         Fee           8.7     107,165    107,165         -   107,165    Home Base
  (Glendora, CA)
Kmart........................    1990          Fee           8.8      86,479     86,479         -    86,479    Kmart
  (Banning, CA)
Kmart........................    1990          Fee           9.1      86,479     86,479         -    86,479    Kmart
  (El Centro, CA)
Kmart........................    1990          Fee           6.8      86,479     86,479         -    86,479    Kmart
  (Los Banos, CA)
Kmart........................    1990          Fee           6.2      86,479     86,479         -    86,479    Kmart
  (Madera, CA)
Kmart........................    1990          Fee           8.7     104,204    104,204         -   104,204    Kmart
  (Phoenix, AZ)
Kmart........................    1990          Fee           8.3      86,479     86,479         -    86,479    Kmart
  (Rocklin, CA)
Oracle Road..................   (1989)         Fee           8.1     102,400    102,400         -   102,400    Montgomery Ward
  (Tucson, AZ)
SAM's Club...................   (1988)       Ground          9.8     114,722    114,722         -   114,722    SAM's Club
 (Downey, CA)                                 Lease
                                              (2009)
SAM's Club...................   (1988)         Fee          11.5     119,126    119,126         -   119,126    SAM's Club
  (Fountain Valley, CA)
Sears........................   (1992)         Fee           4.3     134,644    134,644         -   134,644    Sears
  (Hollywood, CA)
Smitty's.....................   (1992)         Fee           8.5     106,265    106,265         -   106,265    Smitty's
  (Tucson, AZ)
Vons.........................   (1989)         Fee           3.5      36,800     36,800         -    36,800    Vons
  (Escondido, CA)
Vons.........................   (1993)       Ground          9.8     105,000    105,000         -   105,000    Vons
 (Simi Valley, CA)                            Lease        -----   ---------  ---------   -------  --------
                                              (2023)
 SUBTOTAL SINGLE TENANT                                    112.1   1,362,721  1,362,721         - 1,362,721
  FACILITIES.................                              -----   ---------  ---------   ------- ---------

 SUBTOTAL STABILIZED
  PROPERTIES.................                              535.9   7,427,743  5,801,514    56,057 5,857,571
                                                           -----   ---------  ---------   ------- ---------
REDEVELOPMENT PROPERTIES
PROMOTIONAL/POWER CENTERS
Covina Town Square...........   (1993)         Fee          35.5     264,367    256,367   115,283   371,650    Home Depot,
 (Covina, CA)                                                                                                  Staples, PETsMART

Medford Center...............   (1984)         Fee          30.1     265,139    180,393   160,283   340,676    Sears, Emporium,
 (Medford, OR)                                             -----   ---------  ---------   -------  --------    Payless/2/,
                                                                                                               Safeway/2/

 SUBTOTAL REDEVELOPMENT
  PROPERTIES.................                               65.6     529,506    436,760   275,566   712,326
                                                           -----   ---------  ---------   -------  --------

   TOTAL ALL PROPERTIES......                              601.5   7,957,249  6,238,274   331,623 6,569,897
                                                           =====   =========  =========   ======= =========
------------------------

(1) The date indicated is the expiration date of any ground lease after giving effect to all renewal periods.
(2)  Anchor space not owned by the Company.

PROPERTY PERFORMANCE SUMMARY

     The following table sets forth, on a property-by-property basis, the GLA leased to anchor tenants, pad tenants and shop tenants, as of December 31, 1996:


                                                                        GLA TO                                   AVERAGE
                                ANCHOR     PAD       SHOP   AVAILABLE  BE BUILT   TOTAL             ANNUALIZED    BASE     ANNUAL
                                GLA(1)    GLA(2)    GLA(3)     GLA       (SQ.      GLA     PERCENT     BASE       RENT   PERCENTAGE
        PROPERTY NAME         (SQ. FT.) (SQ. FT.) (SQ. FT.) (SQ. FT.)    FT.)   (SQ. FT.) LEASED(4)  RENT(5)    PSF (6)    RENT(7)
        -------------        ---------- --------- --------- ---------- -------- --------- --------- ----------- ------- -----------
STABILIZED PROPERTIES
REGIONAL MALLS
Baldwin Hills Crenshaw Plaza.  131,930   40,270    157,670     20,110        -    349,980    94.3   $ 6,212,998  $18.83   $ 68,557
Media City Center............  451,616   30,654    235,016     64,543        -    781,829    91.7    11,419,194   15.92    152,716
                             ---------  -------  ---------    -------  -------  ---------           -----------           --------
                               583,546   70,924    392,686     84,653        -  1,131,809    92.5    17,632,192   16.84    221,273
                             ---------  -------  ---------    -------  -------  ---------           -----------           --------
PROMOTIONAL/POWER CENTERS
El Camino North..............  114,840  127,611     72,562      9,381        -    324,394    97.1     3,682,098   11.69      9,792
Empire Center................  109,977   37,999     88,736     25,395    6,300    268,407    90.3     2,626,388   11.10          -
Fullerton Town Center........  130,963   19,462     70,880     25,392   30,750    277,447    89.7     3,719,947   14.76          -
Gresham Town Fair............  159,282   26,576     72,540      6,240        -    264,638    97.6     2,078,224    8.04      4,184
Montebello Town Square.......  210,533    7,879     27,064      4,962        -    250,438    98.0     2,575,035   10.49          -
The City Center..............  177,584        -     16,609          -        -    194,193   100.0     2,652,189   13.66     17,883
                             ---------  -------  ---------    -------  -------  ---------           -----------           --------
                               903,179  219,527    348,391     71,370   37,050  1,579,517    95.4    17,333,882   11.54     31,859
                             ---------  -------  ---------    -------  -------  ---------           -----------           --------
NEIGHBORHOOD/COMMUNITY
 SHOPPING CENTERS
Advantage/Sportmart Shopping
 Center......................  105,210   12,250          -          -        -    117,460   100.0     1,301,265   11.08     20,643
Country Fair Shopping Center.   85,725   44,295     26,311     11,990        -    168,321    92.9     1,979,540   12.66     16,237
Date Palm Center.............   99,919        -     14,129      3,314    4,000    121,362    97.2     1,493,495   13.10          -
Fire Mountain Center.........   44,481   23,432     15,958          -    8,507     92,378   100.0     1,743,916   18.88     68,400
Gardena Gateway Center.......   41,300    5,062     19,625          -        -     65,987   100.0       984,206   14.92      3,909
Huntington Center............  105,879        -          -      4,365        -    110,244    96.0     1,168,979   11.04          -
Kenneth Hahn Plaza...........   97,186   11,798     33,825     19,856    6,500    169,165    87.8     1,387,341    9.71          -
La Verne Towne Center........  158,860    1,940     49,635     20,708        -    231,143    91.0     1,266,381    6.02          -
Lakewood Plaza...............   93,342    4,365     15,804          -        -    113,511   100.0     1,257,858   11.08          -
Parkway Place................   91,127   12,917     10,732      5,827        -    120,603    95.2     1,188,397   10.35     10,309
Pomona Gateway Center........   96,418    9,977      2,492          -        -    108,887   100.0       957,794    8.80          -
Rosedale Village.............   72,324        -     48,545      6,658        -    127,527    94.8     1,292,448   10.69          -
San Fernando Mission Plaza...   50,508    2,293     14,391          -        -     67,192   100.0       888,879   13.23          -
Vermont-Slauson Shopping
 Center......................  142,411    3,720     23,613          -        -    169,744   100.0       980,848    5.78          -
                             ---------  -------  ---------    -------  -------  ---------           -----------           --------
                             1,284,690  132,049    275,060     72,718   19,007  1,783,524    95.9    17,891,347   10.52    119,498
                             ---------  -------  ---------    -------  -------  ---------           -----------           --------

SINGLE TENANT FACILITIES
Home Base....................  107,165        -          -          -        -    107,165   100.0       870,180    8.12          -
Kmart (Banning, CA)..........   86,479        -          -          -        -     86,479   100.0       457,744    5.29          -
Kmart (El Centro, CA)........   86,479        -          -          -        -     86,479   100.0       507,915    5.87          -

                                                                        GLA TO                                   AVERAGE
                                ANCHOR     PAD       SHOP   AVAILABLE  BE BUILT   TOTAL             ANNUALIZED    BASE     ANNUAL
                                GLA(1)    GLA(2)    GLA(3)     GLA       (SQ.      GLA     PERCENT     BASE       RENT   PERCENTAGE
        PROPERTY NAME         (SQ. FT.) (SQ. FT.) (SQ. FT.) (SQ. FT.)    FT.)   (SQ. FT.) LEASED(4)  RENT(5)    PSF (6)    RENT(7)
        -------------        ---------- --------- --------- ---------- -------- --------- --------- ----------- ------- -----------
Kmart (Los Banos, CA)........   86,479        -          -          -        -     86,479   100.0       365,373    4.22          -
Kmart (Madera, CA)...........   86,479        -          -          -        -     86,479   100.0       415,951    4.81          -
Kmart (Phoenix, AZ)..........  104,204        -          -          -        -    104,204   100.0       551,576    5.29          -
Kmart (Rocklin, CA)..........   86,479        -          -          -        -     86,479   100.0       411,132    4.75          -
Oracle Road..................  102,400        -          -          -        -    102,400   100.0       537,600    5.25          -
SAM's Club (Downey, CA)......  110,822    3,900          -          -        -    114,722   100.0       730,000    6.36     68,131
SAM's Club (Fountain Valley,
 CA).........................  110,784    8,342          -          -        -    119,126   100.0     1,058,990    8.89     46,158
Sears........................  134,644        -          -          -        -    134,644   100.0       350,380    2.60          -
Smitty's.....................  103,025    3,240          -          -        -    106,265   100.0       348,134    3.28          -
Vons (Escondido, CA).........   36,800        -          -          -        -     36,800   100.0       312,800    8.50          -
Vons (Simi Valley, CA).......  105,000        -          -          -        -    105,000   100.0       825,418    7.86          -
                             ---------  -------  ---------    -------  -------  ---------           -----------           --------
                             1,347,239   15,482          -          -        -  1,362,721   100.0     7,743,192    5.86    114,289
                             ---------  -------  ---------    -------  -------  ---------           -----------           --------
 SUBTOTAL STABILIZED
  PROPERTIES.................4,118,654  437,982  1,016,137    228,741   56,057  5,857,571    96.1    60,600,613   10.80    486,919
                             ---------  -------  ---------    -------  -------  ---------           -----------           --------


REDEVELOPMENT PROPERTIES
PROMOTIONAL/POWER CENTERS
Covina Town Square...........  171,233    6,500     48,597     30,037  115,283    371,650    88.3     2,151,602    9.51     89,930
Medford Center...............  115,313    9,216     50,431      5,433  160,283    340,676    97.0     1,624,993    7.01    193,672
                             ---------  -------  ---------    -------  -------  ---------   -----   -----------           --------

 SUBTOTAL REDEVELOPMENT
 TOTAL PROPERTIES............4,405,200  453,698  1,115,165    264,211  331,623  6,569,897    95.8   $64,377,207  $10.61   $770,521
                             =========  =======  =========    =======  =======  =========           ===========           ========

 PERCENT OF TOTAL GLA........    67.05%    6.91%     18.44%      4.02%    3.58%    100.00%
                             =========  =======  =========    =======  =======  =========

------------------------

(1) Anchor tenants are defined as those retail tenants occupying more than 25,000 square feet of GLA, 10% of a Property's aggregate GLA, or which represent a significant drawing power for the Property.
(2) "Pad" tenants means free-standing single tenants.
(3) Includes certain office space.
(4) Based upon Total GLA, excluding GLA to be Built.
(5) Total annualized base rents of the Company for leases signed as of December 31, 1996, excluding (i) percentage rents, (ii) additional amounts payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements and (iii) future contractual rent escalations or cost of living increases.
(6) Calculated as total annualized base rent divided by GLA actually leased as of December 31, 1996.
(7) Annual percentage rent for the most recently reported 12-month period.

     The following table sets forth, as of December 31, 1996, square footage of GLA at each Property leased to national, regional and local retail tenants:

                                                         TYPE OF RETAIL TENANT
                                                         ---------------------
              PROPERTY NAME                  NATIONAL(1)    REGIONAL(2)    LOCAL(3)      TOTAL
              -------------                  ------------   -----------   ----------   ----------
STABILIZED PROPERTIES
REGIONAL MALLS
Baldwin Hills Crenshaw Plaza..............     176,216        35,009      118,645        329,870
Media City Center.........................     540,768        79,257       97,261        717,286

PROMOTIONAL/POWER CENTERS
El Camino North...........................     175,756        27,885      111,372        315,013
Empire Center.............................     124,653        28,130       83,929        236,712
Fullerton Town Center.....................     160,342        10,185       50,778        221,305
Gresham Town Fair.........................      72,612        57,011      128,775        258,398
Montebello Town Square....................     216,056        15,061       14,359        245,476
The City Center...........................     185,750             0        8,443        194,193

NEIGHBORHOOD/COMMUNITY SHOPPING CENTERS
Advantage/Sportmart Shopping Center.......     109,810         4,275        3,375        117,460
Country Fair Shopping Center..............      95,605        30,890       29,836        156,331
Date Palm Center..........................      99,919         1,225       12,904        114,048
Fire Mountain Center......................      60,198         7,500       16,173         83,871
Gardena Gateway Center....................      24,362        22,000       19,625         65,987
Huntington Center.........................     105,879             0            0        105,879
Kenneth Hahn Plaza........................      77,936        43,790       21,083        142,809
La Verne Towne Center.....................     186,589         5,807       18,039        210,435
Lakewood Plaza............................      99,331         7,525        6,655        113,511
Parkway Place.............................     107,928             0        6,848        114,776
Pomona Gateway Center.....................      17,680        85,225        5,982        108,887
Rosedale Village Shopping Center..........      37,229        48,212       35,428        120,869
San Fernando Mission Plaza................           0        56,949       10,243         67,192
Vermont-Slauson Shopping Center...........     120,790        36,770       12,184        169,744

SINGLE TENANT FACILITIES
Home Base.................................     107,165             0            0        107,165
Kmart (Banning, CA).......................      86,479             0            0         86,479
Kmart (El Centro, CA).....................      86,479             0            0         86,479
Kmart (Los Banos, CA).....................      86,479             0            0         86,479
Kmart (Madera, CA)........................      86,479             0            0         86,479
Kmart (Phoenix, AZ).......................     104,204             0            0        104,204
Kmart (Rocklin, CA).......................      86,479             0            0         86,479
Oracle Road...............................     102,400             0            0        102,400
SAM's Club (Downey, CA)...................     110,822             0        3,900        114,722
SAM's Club (Fountain Valley, CA)..........     119,126             0            0        119,126
Sears.....................................     134,644             0            0        134,644
Smitty's..................................       3,240       103,025            0        106,265
Vons (Escondido, CA)......................           0        36,800            0         36,800
Vons (Simi Valley, CA)....................           0       105,000        3,900        105,000
                                             ---------       -------      -------      ---------
   SUBTOTAL STABILIZED PROPERTIES.........   3,909,405       847,531      815,837      5,572,773
                                             ---------       -------      -------      ---------
REDEVELOPMENT PROPERTIES
PROMOTIONAL/POWER CENTERS
Covina Town Square........................     193,631             0       32,699        226,330
Medford Center............................      80,393        61,899       32,668        174,960
                                             ---------       -------      -------      ---------
   SUBTOTAL REDEVELOPMENT PROPERTIES......     274,024        61,899       65,367        401,290
                                             ---------       -------      -------      ---------
   TOTAL ALL PROPERTIES...................   4,183,429       909,430      881,204      5,974,063
                                             =========       =======      =======      =========
PERCENT OF TOTAL LEASED GLA...............       70.03%        15.22%       14.75%        100.00%
                                             =========       =======      =======      =========
-----------------

(1) National tenant refers to a business operating in three or more metropolitan areas located in at least three separate states.
(2) Regional tenant refers to a business operating in more than one metropolitan area in one or two states. Includes financial institutions.
(3) Local tenant refers to a business operating in only one metropolitan area.

     The following table sets forth, as of December 31, 1996, the annualized base rent of all of the Properties, the percentage of annualized base rent, the average rent per square foot and the percentage leased, broken down by type of tenant:

                                                  AVERAGE
                                  % OF TOTAL    ANNUAL BASE
                    ANNUALIZED    ANNUALIZED     RENT PER     PERCENT
TYPE OF SPACE       BASE RENT      BASE RENT    SQUARE FOOT    LEASED
-------------      ------------   -----------   -----------   --------
Anchor..........    $37,012,756        57.49%        $ 8.24     95.46%
Pad.............      6,501,608        10.10%         14.07     84.06%
Shop............     20,862,843        34.84%         18.71     84.88%
                    -----------       ------

  TOTAL.........    $64,377,207       100.00%        $10.61
                    ===========       ======         ======

TENANT CONCENTRATION

    The following table sets forth, as of December 31, 1996, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the Properties:

                                                            PERCENTAGE
                                     NUMBER                  OF TOTAL       TOTAL
                                       OF     ANNUALIZED    ANNUALIZED     TENANT      PERCENTAGE
RETAIL TENANT (1)                    STORES    BASE RENT     BASE RENT       GLA      OF TOTAL GLA
------------------                   ------   -----------   -----------   ---------   -------------
AMC Theatres                            5     $ 3,478,530       5.40%       163,752        2.62%
Lucky Stores, Inc.                      5       3,099,050       4.81        308,170        4.94
Kmart Corp.                             7       2,927,871       4.55        619,103        9.92
SAM's Club/Wal-Mart Stores              3       2,899,028       4.50        321,525        5.15
Vons Companies, The                     4       2,305,718       3.58        273,168        4.38
Toys 'R' Us                             4       2,018,462       3.14        199,710        3.20
Magic Johnson Theatres                  1       1,241,943       1.93         57,955        0.93
Sears Roebuck & Co.                     3       1,200,378       1.86        312,537        5.01
The Limited Stores                      7       1,128,709       1.75         68,944        1.11
Office Depot                            4       1,107,518       1.72        100,247        1.61
Dayton Hudson (Mervyn's/Target)         2       1,031,500       1.60        198,138        3.18
Montgomery Ward                         3         972,872       1.51        152,640        2.45
Home Base                               1         870,180       1.35        107,165        1.72
Federated Department Stores             1         847,242       1.32        220,800        3.54
Home Depot                              1         805,000       1.25        102,485        1.64
Payless ShoeSource, Inc.               10         782,573       1.22         34,297        0.55
Staples, Inc.                           3         738,886       1.15         69,935        1.12
Cinemark USA, Inc.                      1         715,500       1.11         56,859        0.91
Virgin Records Megastore                1         675,000       1.05         30,000        0.48
Sport Chalet Sporting Goods             1         674,355       1.05         44,957        0.72
Barnes & Noble                          2         670,415       1.04         35,285        0.57
                                              -----------      -----      ---------       -----

  TOTAL...........................            $30,190,730      46.90%     3,477,672       55.75%
                                              ===========      =====      =========       =====

____________________
(1)  Excludes non-owned Anchors.

TENANT LEASE EXPIRATIONS AND RENEWALS

    The following table sets forth, as of December 31, 1996, tenant lease expirations for the next ten years at the Properties, assuming that no tenants exercise renewal options:

                                                                  AVERAGE BASE     PERCENT OF
                                       APPROX.      ANNUALIZED      RENT PER      TOTAL LEASED
                                        GLA OF     MINIMUM RENT   SQUARE FOOT    SQUARE FOOTAGE
                            NO. OF     EXPIRING       UNDER          UNDER         REPRESENTED
                            LEASES      LEASES       EXPIRING       EXPIRING       BY EXPIRING
 LEASE EXPIRATION YEAR     EXPIRING   (SQ. FT.)       LEASES         LEASES          LEASES
-----------------------    --------   ----------   ------------   ------------   ---------------
1997....................      122       230,818     $ 3,877,092       $16.80           3.80
1998....................       80       202,441       3,088,950        15.26           3.34
1999....................       85       244,749       3,642,893        14.88           4.03
2000....................       71       242,851       3,344,001        13.77           4.00
2001....................       99       306,228       4,942,700        16.14           5.04
2002....................       53       431,337       3,623,815         8.40           7.11
2003....................       25       185,126       2,466,406        13.32           3.05
2004....................       30       376,241       2,962,303         7.87           6.20
2005....................       26       207,702       3,765,900        18.13           3.42
2006....................       27       246,448       3,318,105        13.46           4.06
Thereafter..............      109     3,396,238      29,345,042         8.64          55.95
                              ---     ---------     -----------                      ------

  TOTAL.................      727     6,070,179     $64,377,207       $10.61         100.00%
                              ===     =========     ===========       ======         ======

DEBT SECURED BY PROPERTIES

     The following table summarizes the outstanding indebtedness secured by the Company's Properties as of December 31, 1996.

                                               OUTSTANDING       INTEREST     YEAR OF
                                                 BALANCE           RATE       MATURITY
                                              --------------   ------------   --------
                                              (in thousands)
Notes Payable - Insurance Companies:
 Covina Town Square                                $ 18,099        9.60%          2004
 Date Palm Center                                     9,626       10.45           2002
 Vons (Escondido)                                     2,762        9.30           1999
 Fire Mountain Center                                 7,570       10.25           1999
 Home Base                                            6,158        9.50           1999
 Gardena Gateway Center                               6,772       10.05           2002
 Gresham Town Fair                                   10,058        7.50           1999
Note Payable - Pension Fund (1)                      31,658       11.45           2006
Note Payable - Pension Fund (1)                      10,195       10.90           2006
Note Payable - Financial Institution (2)             22,688        8.94           2005
Note Payable - Financial Institution (2)             33,692        9.00           2010
Tax Exempt Floating Rate Debt:
 Baldwin Hills Crenshaw Plaza                        30,000        5.30           2014
 Kenneth Hahn Plaza                                   6,000        5.30           2015
Secured line of credit (3)                           41,200        7.00           1998
                                                   --------

TOTAL (4)                                          $236,478        8.62%(5)
                                                   ========       =====

_________________

(1) Represents two notes payable to a pension fund which are cross-collateralized by the following properties; Kmart (Rocklin), Kmart (El Centro), Kmart (Banning), Kmart (Los Banos), Kmart (Madera), Kmart (Phoenix), Advantage/Sportmart Shopping Center, Huntington Center, Oracle Road, Vons (Simi Valley), Lakewood Plaza, Sam's Club (Downey), and Parkway Place.
(2) This note is in two tranches which are cross-collateralized by the following properties; San Fernando Mission Plaza, Rosedale Village, Country Fair Shopping Center, Fullerton Town Center, La Verne Town Center, and Sam's Club (Fountain Valley).
(3) As of December 31, 1996, the Company had a line of credit outstanding with a financial institution (the "Credit Facility"), due May 1998. The Credit Facility is secured by Montebello Town Square, The City Center, and Media City Center. Subsequent to December 31, 1996, the Company drew down an additional $8 million against the Credit Facility.
(4) Total debt does not include $6,163,000 of Community Facilities District Special Tax Bonds (CFD) issued by the City of Fontana, California. Debt service is provided through a special tax assessment on the parcels of land within the Empire Center.
(5)  Weighted average rate of interest on mortgage debt.

     Aggregate future principal payments by year on the balance of mortgage indebtedness, including $41,200,000 due on the secured line of credit in 1998, as of December 31, 1996 is as follows:

                                  AGGREGATE
              YEAR            PRINCIPAL PAYMENTS
              -----           ------------------
              1997.............    $  2,426
              1998.............      43,885
              1999.............      28,070
              2000.............       2,771
              2001.............       3,082
              2002.............      18,457
              2003.............       3,489
              2004.............      20,391
              2005.............      24,473
              2006.............      23,605
              Thereafter.......      65,829
                                   --------
                Total..........    $236,478
                                   ========

DEVELOPMENT PROPERTIES

     Certain properties had not completed their initial leasing plans at the date of the Company's initial public offering; Media City Center, Baldwin Hills Crenshaw Plaza, Empire Center, Montebello Town Square and The City Center (the "Development Properties"). Pursuant to an agreement among the Operating Partnership and certain limited partners that transferred the Development Properties to the Operating Partnership such OP limited partners had the right to receive additional partnership units in the Operating Partnership ("OP Units") based upon the increase in net annualized cash flow from the Development Properties between October 31, 1993 and the expiration of the applicable lease-up period for each development property. The increase in net annualized cash flow was based on leases signed by March 31 with the tenant open and paying rent by June 30 of the respective lease-up periods.

     The lease-up period for Montebello Town Square and The City Center expired on March 31, 1995 and resulted in the issuance of an additional 113,506 OP Units to the OP Limited Partners. In connection with this issuance of additional OP Units, all of the leases were executed by March 31, 1995, with tenants paying rent by June 30, 1995, including certain leases where tenants were not open by June 30, 1995. The independent directors determined that it was appropriate to issue additional OP Units for all of these leases.

     The lease-up period for Media City Center, Baldwin Hills Crenshaw Plaza and Empire Center expired on March 31, 1996. In connection with the completion of construction at Empire Center, certain improvements constructed during the lease-up period were not leased as of March 31, 1996. The independent directors determined that, the cost of construction of such improvements should be borne by the Company for purposes of calculating the issuance of additional OP Units for Empire Center and no OP Units would be issuable to the Predecessor Affiliates in connection with such unleased improvements. During the year ended December 31, 1995, the opening of approximately 38,000 square feet of retail and restaurant space at Media City Center, principally comprising a 30,000 square foot Virgin Megastore, and the 57,000 square foot Sony/Magic Johnson Theatres at Baldwin Hills Crenshaw Plaza, represented expansion of the Development Properties not contemplated at the IPO and therefore no additional OP Units were issued in connection with such expansions.

     On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. As a result of the issuance in the third quarter of the 3,242,379 OP Units, minority interest was increased and additional paid-in capital decreased by approximately $31.5 million. The issuance of such additional OP Units in the third quarter of 1996 did not have a dilutive effect on net income per share. The number of OP Units issued and outstanding as of December 31, 1996 was 4,286,456.

PARTIALLY-OWNED PROPERTIES

     The Operating Partnership owns partnership interests in the owners of the two "Partially-Owned Properties." The Operating Partnership owns a 75% managing general partnership interest in the partnership that owns Kenneth Hahn Plaza and an 85% managing general partnership interest in Haagen-Central Partnership, the general partnership which is the managing general partner of, and holds a 40% interest in, the partnership that owns Vermont-Slauson Shopping Center. Therefore, the Operating Partnership holds the equivalent of a 34% interest in Vermont-Slauson Shopping Center.

     The Operating Partnership is the managing general partner of each such partnership, with control over day-to-day operations of the Partially-Owned Properties. The Company may have certain fiduciary responsibilities to its outside partners which it will need to consider when making decisions relating to the Partially-Owned Properties. The consent of the Company's outside partners may be required for any sale, transfer or encumbrance of the Partially-Owned Properties. In addition, the sale, transfer, assignment or pledge of partnership interests in the partnerships which own the Partially-Owned Properties require the prior written consent of the other partners or are subject to certain rights of first refusal.

OTHER ASSETS OF THE COMPANY

     The Company's interest in Media City Center (Burbank, California) includes an interest in two promissory notes issued by the Redevelopment Burbank Agency of the City of Burbank (the "Burbank Agency") which mature on February 1, 2016. The first note is unsecured and was issued by the Burbank Agency on November 15, 1989 with an $18.5 million principal amount and bears interest at 9.25% per annum. The note is nonrecourse to the Burbank Agency. On each semi-annual payment date the Burbank Agency is required to make payments on the note to the extent of 70% of the real property tax increment generated by Media City Center, with certain exceptions. The second note is secured by certain tax revenues and was issued by the Burbank Agency on December 6, 1990 with a $33 million initial principal amount and bears interest at 9.25% per annum. The note is nonrecourse to the Burbank Agency but is secured by certain real property tax increments generated by the property as well as certain sales and use taxes generated by the property. On each semi-annual payment date the Burbank Agency is required to make payments on the note only to the extent of such tax items, less rent paid by Macy's (formerly Bullock's). Any amount which accrues under the notes that is not required to be paid is added to the principal amount of such notes. Any principal or interest due on either of the notes which has not been paid (due to the permitted reductions and limitation on payments described above) as of their respective maturity dates will be forgiven, and it is not likely that the full face amount of the notes and the interest thereon will be paid by such maturity dates. During the years ended December 31, 1996, 1995 and 1994, the Company recognized income of approximately $2,797,000, $2,756,000, and $2,262,000 respectively, pursuant to the terms of such agency note agreements.

     Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton and Chino, other income was recognized for the years ended December 31, 1996 and 1994 from Fullerton Town Center of $57,000, $59,000 and $79,000 respectively, and Country Fair Shopping Center of $146,000, $122,000 and $92,000, respectively. Such commitments expire in 2013 and 2001 for Fullerton and Chino, respectively, and any balance owing to the Company at expiration will be forgiven and discharged.

     Such commitments have not been recorded as assets in the Company's financial statements as they are contingent in nature.

ENVIRONMENTAL AND OTHER REGULATORY REQUIREMENTS

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its properties. Such laws may impose such liability without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal, or remediation of such substances may be substantial and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the Owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of properties, the Company may be potentially liable under such laws and may incur costs in responding to such liabilities.
No assurance can be given that any existing environmental studies with respect to any of the Properties reveal all environmental liabilities, that any prior owner or tenant of a Property did not create any material environmental condition not known to the Company, that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise exist as to any one or more Properties.

     Pursuant to an Environmental Indemnity Agreement the transferors of the 36 properties acquired at the time of the Company's formation in December 1993 (the "Original Properties") have agreed to provide certain indemnities to the Company for environmental liabilities that may arise with respect to any contamination on or affecting the condition of the Original Properties which was known as of December 27, 1993 or which becomes known after December 27, 1993 as a result of additional environmental testing commenced prior to December 27, 1993. Pursuant to the transfer documents with respect to the 1994 Acquisition Properties (as defined above - Item 2. Properties), the transferors of such properties provided certain indemnities with respect to environmental liabilities to the Company. Because responsibility for such matters is being retained by such Predecessor Affiliates and the transferors of the 1994 Acquisition Properties, no liabilities have been recorded in the financial statements of the Company in respect of such matters. No environmental costs were incurred during the years ended December 31, 1996, 1995 and 1994 by the Company.

     The Properties are subject to the Americans with Disabilities Act of 1990 (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that all public facilities be made accessible to people with disabilities. These requirements became effective in 1992. Although the Company believes that the Properties are substantially in compliance with the present requirements of the ADA, the Company may incur additional costs of complying with the ADA in the future. However, the Company does not believe that such costs of compliance will have a material effect on the Company.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted for a vote of stockholders of the Company.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is listed on the American Stock Exchange under the symbol "ACH." At February 28, 1997, the Company had approximately 178 stockholders of record and approximately 4,600 beneficial owners.

                                                             DIVIDENDS
                                                             DECLARED
       THREE MONTHS ENDED:                HIGH       LOW     PER SHARE
       ----------------------            -------   -------   ---------
       December 31, 1996                 $15.000   $13.750       $0.36
       September 30, 1996                 14.500    12.250        0.36
       June 30, 1996                      13.375    10.875        0.36
       March 31, 1996                     12.125    11.500        0.36
       December 31, 1995                  12.750    10.625        0.36
       September 30, 1995                 12.750    11.375        0.36
       June 30, 1995                      14.125    10.750        0.36
       March 31, 1995                     16.750    13.500        0.36

     Distributions included a return of capital component of 76%, 60% and 76%, for the years ended December 31, 1996, 1995 and 1994, respectively. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, its financial condition and such other factors as the Board of Directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code, the Company is required to make distributions to holders of its shares which actually will be at least 95% of the Company's "real estate investment trust taxable income," as defined in
Section 857 of the Code.


ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and the Predecessor Affiliates on a historical basis. The following data should be read in conjunction with management's discussion and analysis of financial conditions and results of operations and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                                     YEAR ENDED DECEMBER 31
                                                            -----------------------------------------------------------------------
                                                              1996             1995             1994             1993        1992
                                                            --------         --------         --------         --------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF PROPERTIES)
STATEMENTS OF OPERATIONS DATA:
Total operating revenues                                    $ 87,719         $ 81,323         $ 73,199         $ 54,795    $ 39,439
                                                            --------         --------         --------         --------    --------
Expenses:
  Interest..............................                      35,516           32,304           27,952           33,373      24,222
  Property operating costs..............                      25,633           26,059           21,299           20,215      13,830
  Depreciation and amortization.........                      17,118           20,018           18,695           14,143       9,767
  General & administrative..............                       5,064            5,334            3,260            2,047       2,594
                                                            --------         --------         --------         --------    --------
Total expenses..........................                      83,331           83,715           71,206           69,778      50,413
                                                            --------         --------         --------         --------    --------

Income (loss) before non-recurring and
  other items...........................                       4,388           (2,392)           1,993          (14,983)    (10,974)
Non-recurring...........................                      (6,638)               -                -           (1,578)          -
Equity in income of management
  company and joint venture.............                           -                4              137              122         124
Minority interests......................                         245              (20)            (460)            (382)       (299)
Extraordinary items.....................                           -                -                -           (9,905)           -
                                                            --------         --------         --------         --------    --------
Net income (loss).......................                    $ (2,005)        $ (2,408)        $  1,670         $(26,726)   $(11,149)
                                                            ========         ========         ========         ========    ========
Net income (loss) per share.............                    $  (0.17)        $  (0.20)         $  0.14
Dividends per share.....................                        1.44         $   1.44          $  1.44
Weighted average shares of common
  stock outstanding.....................                      12,024           11,964           11,678

OTHER DATA:
Funds from Operations(1):
  Primary...............................                    $ 20,893         $ 17,075         $ 20,249
  Fully diluted.........................                      34,765         $ 30,493         $ 34,230
Number of operating Properties
 (at end of period).....................                          38               40               40               36          34
Gross Leasable Area owned (sq. ft.)
 (at end of period) ....................                       6,570            6,740            6,450            5,448       4,842

                                                                                          DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                              1996             1995             1994             1993        1992
                                                            --------         --------         --------         --------    --------
                                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:

Real estate before accumulated
 depreciation...........................                    $659,565         $653,058         $618,427         $553,414    $464,418
Total assets............................                     594,876          605,777          590,030          541,738     450,878
Total debt and other liabilities........                     434,603          421,561          385,258          330,105     477,697
Minority interests......................                      43,647           16,765           18,433           18,549       2,750
Stockholders' equity (deficit)..........                     116,626          167,451          186,339          193,084     (29,569)

--------------------

(1) The Company computes funds from operations ("FFO") on both a primary and a fully diluted basis and con siders Operating Partnership Units as the equivalent of shares for the purpose of these computations. The fully diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. For further discussion of FFO, see
     Item 7 - Management's Discussion and Analysis of Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the historical combined operations and assets and liabilities of the Predecessor Affiliates prior to the completion of the Company's initial public offering and related transactions on December 27, 1993 (the "Formation Transactions") and the operations of the Company since December 27, 1993.

     During the period covered by the Consolidated Financial Statements, the Company has been developing and continuing to lease several significant Properties. As a normal result of the Company's development and/or redevelopment activities with respect to its properties, the Company typically incurs losses from operations during the construction phase and the subsequent lease-up phase. These losses are the result of expenses, principally interest and depreciation costs, and to a limited extent, certain operating expenses exceeding rental revenues during such period. The Company anticipates that these types of losses will be incurred as a normal part of the Company's operations to the extent that it develops or redevelops properties in the future. The Company believes that the performance of the other Properties, as a whole, in the periods reflected in the Consolidated Financial Statements does not differ materially from that reflected by current average occupancy levels and rents for these Properties.

     The management and development activities of the Predecessor Affiliates were conducted through The Alexander Haagen Company, Inc., a California corporation, which received management fees for such activities. Currently, the Company is self-administered and self-managed. The Company's revenues have been, and are expected to continue to be, derived primarily from minimum rents, percentage rents and expense reimbursements.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1996 to the year ended December 31, 1995.

     Operating revenues increased by $6.4 million to $87.7 million for the year ended December 31, 1996 from $81.3 million for the year ended December 31, 1995. The increase was primarily a result of the lease-up of the Development Properties, comprising Media City Center, Empire Center and Baldwin Hills Crenshaw Plaza. However, improvements in the economic performance of the properties were mitigated by the Company recording reserves to offset the straight-lining of contractual rent increases. No Straight-line rental revenue was recognized in the year ended December 31, 1996, compared to approximately $1.3 million in the year ended December 31, 1995.

     Interest expense increased by $3.2 million from $32.3 million for the year ended December 31, 1995 to $35.5 million for the year ended December 31, 1996. The increase is principally a function of borrowings on the Company's line of credit to finance construction and redevelopment activity at various properties.

     Depreciation and amortization expense decreased by $2.9 million from $20.0 million for the year ended December 31, 1995 to $17.1 million for the year ended December 31, 1996. Depreciation decreased by $4.8 million as a result of a change in the depreciable lives of the properties. The Company concluded that in order to more appropriately align the depreciable lives with the economic lives of the properties the lives should generally be increased to 40 years from previously utilized lives ranging from 20 to 31.5 years. This decrease was offset by a $1.9 million increase as a result of an overall increase in investment in rental properties.

     Property operating costs decreased by $.5 million to $25.6 million for the year ended December 31, 1996 from $26.1 million for the year ended December 31, 1995. The decrease is a result of several factors including additional bad debt expense recorded in 1995 at certain of the properties.

     During 1996, the Company sold two single tenant facilities for $6.3 million in cash, resulting in a net gain on sale of $2.4 million.

     During the first quarter of 1996, the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial difficulties of certain retailers. Accordingly, the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, the Company has fully reserved against unbilled deferred rents in 1996. The company believes this to be an appropriate and conservative approach to account for the straight-lining of contractual rent increases in the current retail environment. The impact of this change was a reduction in revenues recognized in 1996 of approximately $1.3 million.

     On October 31, 1996, the Sears store in the Covina Town Square power center (Covina, California) vacated its premises. Annual rental revenues received from Sears were $851,000. The Company has signed a lease with AMC Theatres to construct a 30 screen multiplex theater on the former Sears site; however, until completion of the theater the impact from the loss of the Sears revenues will be up to $0.015 per share on a quarterly basis. In connection with signing the lease with AMC Theatres, the Company recorded a non-recurring non-cash charge of $2.1 million to write-off the net book value of the existing Sears building. Covina Town Square is a 422,000 square foot power center; other tenants include Home Depot, Petsmart and Staples.

     The non-recurring items detailed in the above three paragraphs aggregate to a net charge of $6.6 million.

     General and administrative expenses declined by $0.2 million from $5.3 million for the year ended December 31, 1995 to $5.1 million for the year ended December 31, 1996 principally as a result of the write-off in the first quarter of 1995 of costs related to a potential secondary offering.

     Loss from operations before minority interests decreased by $0.1 million from a loss of $2.4 million for the year ended December 31, 1995 to a loss of $2.3 million for the year ended December 31, 1996 for the reasons stated above.

Comparison of the year ended December 31, 1995, to the year ended December 31, 1994.

     Revenues increased by $8.1 million to $81.3 million for the year ended December 31, 1995 from $73.2 million for the year ended December 31, 1994. The 1994 Acquisition Properties contributed $5.2 million of the increase (see Item
2. Properties). Three properties, Empire Center, Baldwin Hills Crenshaw Plaza, and Media City Center, contributed the majority of the balance of the increase in revenues (see further discussion under "Impact of Certain Properties" below). Media City Center represented $1.9 million of such increase, while Baldwin Hills Crenshaw Plaza, represented an additional $1.6 million. These increases are offset by decreases in rental revenues at certain of the Company's other properties.

     Operating expenses (including property operating costs and general and administrative expenses) increased by $6.8 million to $31.4 million for the year ended December 31, 1995 from $24.6 million for the year ended December 31, 1994. The increase is a result of several factors including: $1.6 million in operating expenses related to the 1994 Acquisition Properties; $0.6 million in increased operating expenses at Media City Center, Baldwin Hills Crenshaw Plaza and Empire Center; a $1.0 million increase in bad debt expenses; the write-off of $0.4 million in deferred costs incurred with respect to a potential secondary offering; $0.8 million in supplemental tax assessments received on a number of the Company's properties; an increase in executive and property management fees paid to HPMI of $1.3 million, as a result of a decrease in commission income and other fees at HPMI; and an increase in other operating costs at the Company.

     Depreciation and amortization expense increased by $1.3 million, from $18.7 million in 1994 to $20.0 million in 1995, as a result of an overall increase in investment in rental properties.

     Interest expense increased by $4.3 million from $28.0 million for the year ended December 31, 1994 to $32.3 million for the year ended December 31, 1995. The increase resulted from the increased debt associated with the 1994 Acquisition Properties, the $56.9 million fixed rate loan with a financial institution in March 1995, which refinanced lower-cost floating rate debt (see Liquidity and Capital Resources, below), borrowings on the Company's

Credit Facility to finance development activity, and an increase in interest costs on the Company's floating rate tax-exempt financing.

     Income from operations decreased by $4.4 million to a loss of $2.4 million for the year ended December 31, 1995 from net income of $2.0 million for the year ended December 31, 1994 for the reasons stated above. See also "Impact of Certain Properties" below.

Impact of Certain Properties

     During the past three years, three Properties (Empire Center, Baldwin Hills Crenshaw Plaza and Media City Center) have been under various stages of development or continuing lease-up. Increases in cash flow at these Properties since the IPO resulted in the issuance during 1996 of additional OP units to partners of certain Predecessor Affiliates as discussed under "Properties - Development Properties."

     Net Operating Income (defined as operating revenues less property operating costs) for the Company's properties was as follows:

                                           YEAR ENDED DECEMBER 31,
                                         ---------------------------
                                          1996      1995      1994
                                         -------   -------   -------
   Stabilized Properties                 $41,235   $40,765   $39,974
   Development Properties:
       Baldwin Hills Crenshaw Plaza        5,465     3,245     2,347
       Empire Center                       2,614     1,371     1,099
       Media City Center                  11,515     8,585     7,546
   Redevelopment Property:
       Medford Center                        989       975       532
   Other Income                              268       323       402
                                         -------   -------   -------
                                         $62,086   $55,264   $51,900
       Net Operating Income              =======   =======   =======


     Baldwin Hills Crenshaw Plaza: This regional mall was developed by a Predecessor Affiliate during 1988 and 1989. As of December 31, 1990, the Property was 57% leased. As a result of the low level of occupancy, the Company commenced a program to significantly upgrade the tenant mix at this Property by removing underperforming tenants and adding national tenants. While tenant replacement initially resulted in increased losses due to write-offs, the Company believes that the improved tenant mix positioned the Property for future growth. During 1995 the Company added approximately 57,000 square feet of pre-leased space. Following this revised leasing program, Company-owned GLA at the property was approximately 94.3%, 89.7% and 80.4% leased as of December 31, 1996, 1995 and 1994, respectively.

     Empire Center: A Predecessor Affiliate acquired this land and commenced obtaining the necessary zoning and entitlements for the project in 1988. Construction of the power center commenced in 1991, and the three anchors opened for business in 1992. Construction and leasing activity at this Property continued in 1996. As of December 31, 1996, 90.3% of the Company-owned GLA was leased.

     Media City Center: A Predecessor Affiliate commenced development of Media City Center in 1989 and completed construction of the original mall during 1992. During 1995, the Company added approximately 115,000 square feet of pre-leased space. As of December 31, 1996, 1995 and 1994 the Company-owned GLA was 91.7%, 86.6% and 82.5% leased, respectively.

FUNDS FROM OPERATIONS

     The Company considers FFO to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO was originally defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization, less gains on sales of properties. In a May 1995 white paper, NAREIT adopted a revised definition of FFO. The principal change is that the revised definition does not permit depreciation or amortization of non real estate assets to be added back in computing FFO. The Company historically added back amortization of deferred financing costs in computing FFO. Additionally, the revised definition also permits FFO to be adjusted for significant non-recurring items.

     The Company adopted the revised definition of FFO commencing January 1, 1996. The Company has restated its FFO for comparable periods as if the new definition had been adopted at that date. Management concurs with NAREIT in believing that reductions for the depreciation and amortization of real estate and its related costs are not meaningful in evaluating income-producing real estate.

     The Company computes FFO on both a primary and a fully diluted basis. The fully diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------
                                                    1996        1995       1994
                                                  ---------   --------   --------
Net Income (Loss)                                  ($2,005)   $(2,408)   $ 1,670
Adjustments to reconcile net income
  (loss) to funds from operations:
Depreciation and Amortization:
  Buildings and improvements                        11,615     17,046     16,343
  Tenant improvements and allowances                 4,284      2,310      2,080
  Leasing costs                                      1,163        662        272
Non-recurring provision for unbilled
 deferred rent                                       6,900          -          -
Non-recurring charge for building demolition         2,144          -          -
Gain on sale of rental property                     (2,406)         -          -
Minority Interests                                    (802)      (535)      (118)
                                                  --------    -------    -------

Funds from Operations, primary                      20,893     17,075     20,249
Debenture interest expense                          12,573     12,570     12,686
Amortization of debenture financing costs            1,299      1,298      1,297
                                                  --------    -------    -------

Funds from Operations, fully diluted              $ 34,765    $30,943    $34,230
                                                  ========    =======    =======

SUPPLEMENTAL DISCLOSURES
  Construction and development expenditures:
   Expansion of portfolio                         $ 13,315    $34,116    $ 8,705
   Releasing and maintenance of portfolio              635        515          -
                                                  --------    -------    -------

                                                  $ 13,950    $34,631    $ 8,705
                                                  ========    =======    =======
 Capitalized leasing costs:
   Expansion of portfolio                         $  2,106    $ 2,822    $ 3,332
   Releasing and maintenance of portfolio              417        284          -
                                                  --------    -------    -------

                                                  $  2,523    $ 3,106    $ 3,332
                                                  ========    =======    =======

  Straight-line rental income                     $      -    $ 1,266    $ 2,859
                                                  ========    =======    =======

     The Company considers any space that was vacant or unbuilt at the date of its initial public offering to be expansion of its portfolio.

     Funds from operations, on a primary basis, increased to $20.9 million for the year ended December 31, 1996, as compared to $17.1 million for the same period in 1995. On a fully diluted basis, assuming conversion of the debentures, funds from operations increased to $34.8 million from $30.9 million. The increase in funds from operations is principally a function of the improvements in the operations of the Development Properties. However, improvements in the economic performance of the properties were mitigated by the Company recording reserves to offset the straight-lining of contractual rent increases. During 1996, the Company recorded a charge of $6.9 million to increase the reserve against the receivable for straight-line rents, a $2.1 million charge to write-off the net book value of a building to be demolished, and a net gain on sale of properties of $2.4 million. Such non-recurring items were not included in the computation of FFO as the Company considers them to be significant non-recurring events that if deducted would materially distort the comparative measurement of Company performance.

     Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

CASH FLOWS

     Net cash provided by operations for the year ended December 31, 1996 was $22.4 million compared to $19.9 million for the prior year. The principal reasons for the increase in net cash from operations are discussed in results of operations above.

     Net cash used by investing activities decreased by $11.6 million to $20.5 million from $32.1 million for the prior year. This reflects a decrease in the level of construction and development activity of $10.3 million, $5.0 million paid in settlement of certain other liabilities and net proceeds from the sale of two rental properties of $6.3 million. Net cash provided by financing activities was $0.4 million for the year ended December 31, 1996, a decrease of $10.9 million from the prior year. This decrease includes $2.6 million in principal re-payments in connection with the sale of rental property, a decrease in cash generated from restricted cash of $1.8 million, and a net $6.5 million decrease in net additional borrowings.

     Net cash provided by operations was $19.9 million for the year ended December 31, 1995, compared to $21.4 million for the year ended December 31, 1994. The principal reasons for the decrease in net cash from operations are discussed in Results of Operations -- above.

     Net cash used by investment activities decreased to $32.1 million for the year ended December 31, 1995 from $44.6 million for the year ended December 31, 1994. Investment activities in 1995 reflect an increase in the level of construction activity; 1994 includes the $38.4 million cost of the 1994 Acquisition Properties. During the year ended December 31, 1995 the Company generated $11.3 million from financing activities reflecting a decrease in restricted cash of $2.7 million, $22.5 million in drawings on the Credit Facility and a $56.9 million mortgage placed in March 1995, net of costs incurred to obtain such financings of $2.3 million. These borrowings were offset by the repayment of the outstanding balance on the Credit Facility of $47.5 million, $1.9 million in principal amortization of senior indebtedness and $19.1 million in distributions to stockholders, holders of OP Units and minority interests.

LIQUIDITY SOURCES AND REQUIREMENTS

     In December 1996, the Operating Partnership amended its revolving line of credit (the "Credit Facility") by increasing the maximum borrowing limit to $90 million. Such increase was primarily to provide continued funding for the Company's planned development and redevelopment activities. The Credit Facility expires in May 1998 with interest at a floating rate equal to 1.5% over LIBOR (7.0% at December 31, 1996). Borrowings under the Credit Facility are secured by first mortgage liens on Montebello Town Square, The City Center, and Media City Center. The OP also provided as additional security a negative pledge on all unencumbered properties owned by the OP or its subsidiaries at any time during the term of the Credit Facility. At February 28, 1997, outstanding borrowings on the Credit Facility were approximately $49.2 million, with an additional $6.6 million having been utilized to provide letters of credit.

     In March, 1995 the Company obtained a $56.9 million loan agreement with a financial institution. The loan is collateralized by miscellaneous properties, bears interest at a weighted average interest rate of 8.98% and matures in two tranches in 2005 and 2010. The Company used approximately $47 million of the proceeds from the loan to reduce the then outstanding existing borrowings on its Credit Facility.

The Company anticipates investing approximately $33 million in tenant improvements and developments as well as other planned improvements over the next eighteen months which will be spent on various expansion and redevelopment opportunities. The Company anticipates that such capital improvement requirements for the Properties will be funded from its Credit Facility.

     Loans maturing of $25.3 million in 1999 and $15.2 million in 2002, as well as significant amounts due from 2004 to 2015, may require refinancing. Additionally, the Company's secured line of credit is due in 1998 and the convertible debentures of $138.6 million and exchangeable debentures of $30.0 million are due in 2001 and 2003, respectively. See "Item 2 -- Properties." The Company believes, based on the collateral available within the Properties and improvements in cash flow at the Development Properties, that it will be able to effect such refinancings for the foreseeable future.

INFLATION

     The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses enabling the Company to receive percentage rents based upon tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates if rents are below then existing market rates. Many of the Company's leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

FACTORS AFFECTING FUTURE RESULTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company's ability to obtain these results, including (a) the inability to lease currently vacant space in the Companies properties; (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) decisions by tenants, and anchor retailers which own their own space, to close stores at the Company's properties; (e) increases in certain operating costs at the Company's properties; (f) decreases in rental rates available from tenants leasing space at the Company's properties; (g) unavailability of financing for acquisition, development and redevelopment of properties by the Company; (h) increases in interest rates; and (i) a general economic downturn resulting in lower retail sales and, in turn, store closures, rent delinquencies, reduced percentage rents and other downward pressure on occupancies and rents at retail properties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
 Stockholders of Alexander Haagen Properties, Inc.:


     We have audited the consolidated balance sheets of Alexander Haagen Properties, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and its results of operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Los Angeles, California
February 28, 1997

                       ALEXANDER HAAGEN PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       1996        1995
                                                                    ----------   ---------
ASSETS

Rental properties (Notes 2, 3, 4 and 5)                             $ 659,565    $653,058
Accumulated depreciation and amortization                            (104,330)    (90,478)
                                                                    ---------    --------
Rental properties, net                                                555,235     562,580

Cash and cash equivalents                                               5,941       3,687
Tenant receivables, net (Note 2)                                        5,987      11,616
Other receivables (Note 2)                                              3,650       2,338
Receivable from management company (Note 11)                            1,055       1,215
Investment in management company (Note 11)                                621         621
Restricted cash (Note 4)                                                3,252       4,185
Deferred charges, net (Note 2)                                         18,365      18,719
Other assets                                                              770         816
                                                                    ---------    --------

TOTAL                                                               $ 594,876    $605,777
                                                                    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Secured Debt (Notes 4 and 10)                                     $ 242,641    $223,524
  7 1/2% Convertible subordinated debentures (Notes 5 and 10)         138,599     138,599
  7 1/4% Exchangeable subordinated debentures (Notes 5 and 10)         30,000      30,000
  Accrued distributions (Note 7)                                        7,039       4,705
  Accrued interest                                                      5,490       5,608
  Accounts payable and other accrued expenses                           5,340       5,453
  Accrued construction costs                                            1,207       6,498
  Other liabilities (Note 6)                                                -       5,000
  Tenant security and other deposits                                    4,287       2,174
                                                                    ---------    --------

    Total liabilities                                                 434,603     421,561
                                                                    ---------    --------

MINORITY INTERESTS (Notes 1, 2 and 12):
  Operating Partnership                                                41,640      14,604
  Other minorities                                                      2,007       2,161
                                                                    ---------    --------

    Total minority interests                                           43,647      16,765
                                                                    ---------    --------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Notes 5, 7, and 8):
  Common stock ($.01 par value, 50,000,000 shares authorized;             120         120
    12,024,378 and 12,024,042 shares issued and outstanding
    at December 31, 1996 and 1995, respectively)
  Additional paid-in capital                                          174,792     206,297
  Accumulated distributions and deficit                               (58,286)    (38,966)
                                                                    ---------    --------

    Total stockholders' equity                                        116,626     167,451
                                                                    ---------    --------

TOTAL                                                               $ 594,876    $605,777
                                                                    =========    ========

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 1996
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               1996       1995        1994
                                             --------   ---------   --------
REVENUES (Note 2):
  Rental revenues                            $82,440     $76,840    $69,395
  Percentage rents                               771         480        478
  Other income                                 4,508       4,003      3,326
                                             -------     -------    -------

    Total revenues                            87,719      81,323     73,199
                                             -------     -------    -------

EXPENSES:
  Interest (Notes 2, 4 and 11)                35,516      32,304     27,952
  Depreciation and amortization               17,118      20,018     18,695
  Property operating costs:
    Common area                               13,587      13,885     11,800
    Property taxes                             7,488       7,866      6,188
    Leasehold rentals (Note 12)                1,624       1,617      1,789
    Marketing                                  1,121       1,073        880
    Other operating                            1,813       1,618        642
  Non-recurring provision for
   unbilled deferred rent (Note 2)             6,900           -          -
  Non-recurring charge for
   building demolition                         2,144           -          -
  General and administrative (Note 11)         5,064       5,334      3,260
                                             -------     -------    -------

    Total expenses                            92,375      83,715     71,206
                                             -------     -------    -------

INCOME (LOSS) FROM OPERATIONS BEFORE
  OTHER ITEMS                                 (4,656)     (2,392)     1,993

NET GAIN ON SALE OF RENTAL PROPERTIES          2,406           -          -

EQUITY IN INCOME OF MANAGEMENT COMPANY
  (Note 11)                                        -           4        137

MINORITY INTERESTS (Note 2):
  Operating Partnership                          526         209       (136)
  Other minorities                              (281)       (229)      (324)

NET INCOME (LOSS)                            $(2,005)    $(2,408)   $ 1,670
                                             =======     =======    =======

NET INCOME (LOSS) PER SHARE (Note 2)          $(0.17)     $(0.20)     $0.14
                                             =======     =======    =======

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                  COMMON STOCK
                                            ----------------------   ADDITIONAL     ACCUMULATED         TOTAL
                                               NUMBER OF               PAID-IN     DISTRIBUTIONS    STOCKHOLDERS'
                                                SHARES      AMOUNT     CAPITAL      AND DEFICIT         EQUITY
                                            --------------  ------   -----------   --------------   --------------
JANUARY 1, 1994                                11,300,000     $113     $196,962         $ (3,991)        $193,084
 Conversions of Convertible
   Debentures into Common Stock
   (Note 5)                                       577,824        6       10,003                            10,009
 Adjustment in connection with
   Formation (Note 2)                                                    (1,742)                           (1,742)
 Adjustment in connection with
   Operating Partnership ("OP")
   Minority Interest (Note 2)                                               305                               305
 Net income                                                                                1,670            1,670
 Distributions declared (Note 7)                                                         (16,987)         (16,987)
                                               ----------     ----     --------         --------         --------

DECEMBER 31, 1994                              11,877,824      119      205,528          (19,308)         186,339
 Conversions of Convertible Debentures
   into Common Stock (Note 5)                      55,555                   968                               968
 Conversions of OP Units into
   Common Stock and effect of issuing
   OP Units (Note 2)                               90,663        1         (199)                             (198)
 Net loss                                                                                 (2,408)          (2,408)
 Distributions declared (Note 7)                                                         (17,250)         (17,250)
                                               ----------     ----     --------         --------         --------

DECEMBER 31, 1995                              12,024,042      120      206,297          (38,966)         167,451
Adjustment in connection with issuance
  of OP units (Note 11)                                                 (31,509)                          (31,509)
Exercise of stock options                             336                     4                                 4
Net Loss                                                                                  (2,408)          (2,408)
Distributions declared (Note 7)                                                          (17,315)         (17,315)
                                                                                        --------         --------

DECEMBER 31, 1996                              12,024,378     $120     $174,792         $(58,286)        $116,626
                                               ==========     ====     ========         ========         ========


                See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                               1996        1995        1994
                                                             ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $ (2,005)   $ (2,408)   $  1,670
  Adjustment to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization of rental properties         17,118      20,018      18,695
    Amortization of deferred financing costs                    2,058       1,861       1,670
    Non-recurring provision for unbilled deferred rent          6,900           -           -
    Non-recurring charge for building demolition                2,144           -           -
    Net gain on sale of rental properties                      (2,406)          -           -
    Equity in income of management company                          -          (4)       (137)
    Minority interests in operations                             (245)         20         460
  Net changes in operating assets and liabilities:             (1,150)        423        (971)
                                                             --------    --------    --------

       Net cash provided by operating activities               22,414      19,910      21,387
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties                                         -           -     (42,756)
  Construction and development costs                          (21,795)    (32,075)     (8,555)
  Payment of other liabilities                                 (5,000)          -           -
  Proceeds from sale of rental properties                       6,273           -          14
                                                             --------    --------    --------

       Net cash used in investing activities                  (20,522)    (32,075)    (44,553)
                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from mortgage financing                         -      56,900           -
  Principal payments on mortgage financing                     (4,883)     (1,922)     (1,801)
  Borrowing on secured line of credit                          28,000      22,500      42,145
  Repayment of secured line of credit                          (4,000)    (47,445)          -
  Costs of obtaining financing                                   (284)     (2,343)       (251)
  Decrease (increase) in restricted cash                          933       2,710      (1,279)
  Distributions to shareholders                               (17,315)    (17,197)    (16,779)
  Distributions to minority interests                          (1,965)     (1,877)     (1,965)
  Other                                                          (124)          -         (92)
                                                             --------    --------    --------

       Net cash provided by financing activities                  362      11,326      19,978
                                                             --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   2,254        (839)     (9,932)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                 3,687       4,526      14,458
                                                             --------    --------    --------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                    $  5,941    $  3,687    $  4,526
                                                             ========    ========    ========


                 See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996


1.   BUSINESS

     Alexander Haagen Properties, Inc., a Maryland corporation (the "Company"), was organized in September 1993 as a self-administered and self-managed real estate investment trust. The Company was formed to continue and expand the business of The Alexander Haagen Company, Inc. ("AHC") and certain of its affiliates (the "Predecessor Affiliates") and presently engages in the ownership, management, leasing, acquisition, development and redevelopment of retail shopping centers in California and other western states.

     As of December 31, 1996, the Company owned a portfolio comprised of interests in 38 retail shopping centers (the "Properties"). All of the Properties and assets in the Company's portfolio are held and operated by Alexander Haagen Properties Operating Partnership, L.P., a California limited partnership (the "Operating Partnership" or "OP"). The Company is the sole general partner of the Operating Partnership and owns a 73.7% interest therein. The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership. The Properties consist of regional malls, power/promotional centers, neighborhood/community shopping centers and single tenant facilities.

     On December 27, 1993, the Company completed an initial public offering (the "IPO") of 10,800,000 shares of common stock, and the public offering and private placement of $180,000,000 in Convertible Debentures and Exchangeable Debentures, for aggregate net proceeds of $349,482,000, and the private placement of 500,000 shares of common stock of the Company to executive officers of AHC.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are as follows:

     Basis of Presentation--The accompanying financial statements, include the accounts of the Company and the OP on a consolidated basis. All significant intercompany transactions and balances have been eliminated in the consolidated presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Minority Interests--Included in minority interest for the years ended December 31, 1996, 1995 and 1994 is the 26.3%, 8.0% and 7.5% interests, respectively, in the results of the OP which are owned by the Predecessor Affiliates and others. At December 31, 1996, 1995 and 1994, 4,286,456, 1,069,576 and 1,021,233 OP Units were held by the minority limited partners, respectively.

     In addition, adjustments have been made to minority interest in the OP. During 1996 and 1995, adjustments of $31,509,000 and $199,000 were recorded, principally, as a result of the issuance of additional OP Units in connection with the Development Properties, and the conversion of OP Units into common stock. During 1994, adjustments of $305,000 resulted from the issuance of additional OP Units in connection with the acquisition of two of the four properties acquired during 1994 (see Note 3) and the additional shares of common stock issued in connection with the conversions of convertible debentures (see Note 5).

     The OP Units are exchangeable, subject to maintaining the Company's status as a REIT, on a one-for-one basis for shares of the Company's common stock or for cash, at the option of the Company.

     Minority interest also includes the limited partners' share of equity in two Predecessor Affiliates. The two properties in which the OP has a general partner interest are Kenneth Hahn Plaza (75% interest) and Vermont-Slauson Shopping Center (34% interest). Consolidation accounting is applied to both of the above partnerships as the OP is deemed to have significant control over the operations of the properties.

     Rental Properties--Rental properties are stated at cost less accumulated depreciation. Costs incurred for the acquisition, renovation and betterment of the properties are capitalized. Maintenance and repairs are charged to income as incurred. Costs incurred during the initial leasing period of a property (primarily representing interest, property taxes, and unrecoverable operating costs) are also capitalized as buildings and improvements. The initial leasing period is generally defined as that period beginning when basic construction of the building is complete and ending when substantially all tenant improvements and additional construction costs have been incurred; however, such initial leasing period cannot exceed one year.

     The Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future cash flow is less than the carrying amount of the asset, the Company recognizes an impairment loss.

     Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period. Interest capitalized during the years ended December 31, 1996, 1995 and 1994 amounted to $400,000, $1,112,000 and $188,000 respectively. Cash paid for interest, net of capitalized interest costs, was $33,576,000, $29,116,000 and $21,131,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

     Depreciation and Amortization--The cost of buildings and improvements is depreciated on the straight-line method over estimated useful lives, as follows:

          Buildings - 40 years
          Leasehold interests - shorter of lease term or useful life of the related property
          Improvements - shorter of lease term or useful life ranging from 10 to 20 years

     During the first quarter of 1996, the Company reviewed the depreciable lives of its properties. The Company concluded that in order to more appropriately align the depreciable lives with the economic lives of the properties the lives should generally be increased to 40 years from previously utilized lives ranging from 20 to 31.5 years. The net impact of such change in lives was to reduce the depreciation charge for the year ended December 31, 1996 by approximately $4,800,000.

     Cash and Cash Equivalents--Cash and cash equivalents include readily marketable securities purchased with original maturities of three months or less.

     Deferred Charges--Deferred charges include deferred leasing costs and loan fees. Leasing costs include an allocation of the cost of Haagen Property Management, Inc.'s ("HPMI"), an affiliate, leasing and legal departments (see Note 11) and third party leasing commissions. Such costs are amortized on the straight-line basis over the initial lives of the leases, which range from 5 to 20 years. Deferred financing fees are amortized over the terms of the respective loans.

     Deferred charges are summarized as follows:

                                 DECEMBER 31,
                              -------------------
                                1996       1995
                              --------   --------
                                (IN THOUSANDS)

Deferred financing costs      $15,827    $15,647
Deferred leasing costs         11,203      8,680
                              -------    -------

Total deferred charges         27,030     24,327
Accumulated amortization       (8,665)    (5,608)
                              -------    -------

Deferred charges, net         $18,365    $18,719
                              =======    =======

     Revenue Recognition and Tenant Receivables--Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the lease term. Unbilled deferred rent represents the amount by which expected straight-line rental income exceeds rents currently due under the lease agreement. During the first quarter of 1996 the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial difficulties of certain retailers. Accordingly, during the first quarter the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, the Company has fully reserved against unbilled deferred rents accruing during 1996. The Company believes this to be an appropriate and conservative approach to account for future contractual rent increases in the current retail environment. The impact of this was a reduction in revenues recognized in 1996 of approximately $1.3 million. Total rents receivable consist of the following:

                                             DECEMBER 31,
                                          -------------------
                                            1996       1995
                                          --------   --------
                                            (IN THOUSANDS)

Billed tenant receivables                 $ 5,422    $ 4,140
Allowance for uncollectible rent           (1,617)    (1,607)
                                          -------    -------

Net billed tenant receivables               3,805      2,533
                                          -------    -------

Unbilled deferred rent                      8,189     11,080
Allowance for unbilled deferred rent       (6,007)    (1,997)
                                          -------    -------

Net unbilled deferred rent                  2,182      9,083
                                          -------    -------

Tenants receivable, net                   $ 5,987    $11,616
                                          =======    =======


     Included in billed tenant receivables are (1) additional rentals based on common area maintenance expenses and certain other expenses which are accrued in the period in which the related expense is incurred and (2) percentage rents which are accrued on the basis of reported tenant sales.

     Other Income--In connection with the development of the Media City Center, (Burbank, CA), commitments in the form of notes receivable (terminating in 2016) were received from the Community Redevelopment Agency of the City of Burbank (the "Burbank Agency") aggregating $51,500,000 (plus interest, subject to certain reductions, as defined). Such commitments are repayable by the Burbank Agency out of incremental sales and property taxes associated with certain defined parcels within the property. Management considers amounts receivable under these notes to be contingent in nature and accordingly has not recorded the notes receivable. Other income has been recorded with respect to these commitments generally in proportion to the recording of property tax expense. Included in other income in connection with such commitments for the years ended December 31, 1996, 1995 and 1994 is $2,797,000, $2,756,000,
     and $2,262,000, respectively.  At December 31, 1996 and 1995, $2,182,000 and $1,690,000 was recorded as other receivables with respect to such commitments from the Burbank Agency.

     Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton and Chino, other income was recognized for the years ended December 31, 1996, 1995 and 1994 from Fullerton Town Center of $57,000, $59,000 and $79,000 respectively, and Country Fair Shopping Center of $146,000, $122,000 and $92,000, respectively.

     Income Taxes--The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1993. As a result, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

     As of December 31, 1996, the tax basis of certain net assets of the Company was approximately $65,000,000 less than the book basis of such assets.

     Income (Loss) Per Share--Income (Loss) per share for the years ended December 31, 1996, 1995 and 1994 were computed based on the weighted average number of shares outstanding of 12,024,097, 11,964,253 and 11,677,562, respectively. Fully diluted Income (Loss) per share are not presented since the Convertible Debentures and Exchangeable Debentures and the effect of options are anti-dilutive.

     Accounting Pronouncements--In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and allows for compensation cost to be measured either based on the fair market value of the equity instrument awarded or under APB 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

     Reclassifications--Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classification in the 1996 financial statements.

3.   RENTAL PROPERTIES

     Rental properties consist of the following:

                                                              DECEMBER 31,
                                                        ------------------------
                                                            1996         1995
                                                        ------------   ---------
                                                             (IN THOUSANDS)

Land                                                       $115,776    $116,966
Leasehold interests                                          23,038      22,856
Site improvements                                            47,299      47,268
Buildings and improvements                                  470,364     465,104
Construction in process                                       3,088         864
                                                           --------    --------

Rental Properties, at cost                                 $659,565    $653,058
                                                           ========    ========

4. SECURED DEBT

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1996        1995
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)
Secured Line of Credit                                                             $ 41,200    $ 17,200

Notes payable to life insurance companies - interest only and interest plus principal; variable rates ranging from 7.5% to 10.45%;
maturing April 1999 through September 2004; non-recourse                             61,045      61,787

Notes payable to financial institution -- principal and interest paid monthly, at a weighted average rate of 8.98%; maturing in 2005
and 2010; non-recourse                                                               56,380      56,702

Notes payable to pension funds - principal and interest paid monthly
at 10.90% and 11.45%; maturing October 2006; non-recourse                            41,853      45,637

Floating rate tax-exempt certificates of participation - interest only at effective rate of 5.30%; maturing December 2014 through
December 2015; non-recourse                                                          36,000      36,000

Community Facilities District Special Tax Bonds - interest rates ranging from 6.0% to 8.5%; maturing in gradually increasing
installments from April 1997 through April 2021; non-recourse                         6,163       6,198
                                                                                   --------    --------
                                                                                   $242,641    $223,524
                                                                                   ========    ========

     In December, 1996, the OP amended its existing secured revolving line of credit from a financial institution (the "Credit Facility") to increase the maximum borrowing limit to $90,000,000. The Credit Facility expires in May 1998 and borrowings under the Credit Facility bear interest at a floating rate equal to 1.5% over the London Inter-Bank Offering Rate (7.0% at December 31, 1996). Borrowings under the Credit Facility are secured by first mortgage liens on Montebello Town Square, The City Center and Media City Center. The OP also provided as additional security a negative pledge on all unencumbered properties owned by the OP or its subsidiaries at any time during the term of the Credit Facility. Subsequent to December 31, 1996, the Company drew an additional $5,500,000 in borrowings against the Credit Facility. Additionally, the Company has utilized $6,560,000 of the Credit Facility to provide various letters of credit. The Credit Facility is subject to certain conditions, the violation of which may affect its terms.

     The notes payable are secured by deeds of trust and the assignment of rents and leases associated with the related properties. Certain of the non-recourse notes payable are subject to certain conditions, the violation of which may result in additional recourse being available to the lenders. Certain of the loans are subject to substantial prepayment penalties, as defined in the respective loan agreements -- See Note 10, Fair Value Disclosure of Financial Instruments.

     The $6,163,000 Community Facilities District Special Tax Bonds were issued by the City of Fontana, California, to finance the construction of the infrastructure for Empire Center. Debt service is provided through a special tax assessment on the parcels of land within the development. As the amount of the liability is fixed and determinable and the related assets are subject to a lien, the liability and corresponding site improvement assets have been reflected in the financial statements.

     Aggregate future principal payments as of December 31, 1996 are as follows:

   YEARS ENDING       (IN THOUSANDS)
   DECEMBER 31,
-------------------

      1997                 $  2,458
      1998                   43,920
      1999                   28,108
      2000                    2,813
      2001                    3,127
      Thereafter            162,215
                           --------

      Total                $242,641
                           ========

     1998 principal payments, include $41,200,000 maturing on the revolving line of credit.

     Restricted cash at December 31, 1996 and 1995 represents reserve funds established in connection with the tax exempt financing. Interest income on such funds accrues to the benefit of the Company. Restricted cash disbursements require the approval of the trustees of the respective obligations.

5.   SUBORDINATED DEBENTURES

     In conjunction with the IPO, the Company issued $150,000,000 in 7 1/2% Convertible Subordinated Debentures, Series A and B which mature on January 15, 2001. The Convertible Debentures are convertible at any time after issuance and prior to maturity, into shares of Common Stock of the Company at a conversion price of $18.00 per share, subject to adjustment under certain conditions. The Convertible Debentures are not redeemable by the Company prior to maturity, except for certain reasons primarily intended to protect the Company's status as a REIT. Interest on the Convertible Debentures is payable semi-annually in arrears on January 15 and July 15.

     The Convertible Debentures are unsecured general obligations of the Company, subordinate to all existing and future senior indebtedness of the Company, as defined. The Convertible Debentures are effectively subordinated to all indebtedness of the OP.

     Concurrently, the OP issued $30,000,000 in 7 1/4% Exchangeable Subordinated Debentures which mature on December 27, 2003 and are secured by one of the Company's Properties. The Exchangeable Debentures are exchangeable at any time for Common Stock of the Company at an exchange price of $18.00 per share, except for certain reasons, primarily intended to protect the Company's status as a REIT. Interest on the Exchangeable Debentures is payable semi-annually in arrears on June 27 and December 27.

     The Exchangeable Debentures are redeemable by the OP at any time on or after December 27, 1998, at the option of the Company, at 100% of the principal amount thereof, together with accrued interest. The Exchangeable Debentures may be put to the OP for cash in the principal amount thereof together with accrued interest at the election of the holders at any time on or after December 27, 2000.

     During the year ended December 31, 1995, approximately $1,000,000, of the Convertible Debentures were converted by the holders into 55,555 shares of Common Stock of the Company. No conversions were made in 1996.

6.   OTHER LIABILITIES

     Under the terms of the ground lease with respect to Media City Center with the Burbank Agency, the Company is obligated to pay fixed base rent of $1,000 per year. The Burbank Agency was originally entitled to receive certain net cash flows from operations and certain net proceeds upon any future sale or transfer of the Property. However, in November 1994 the Company and the Burbank Agency entered into agreements, which (i) terminated the Burbank Agency's rights to participate in net cash flows and net sales or financing proceeds from Media City Center, (ii) eliminated the Burbank Agency's consent rights with respect to encumbrances on the property, and
     (iii) changed the zoning restrictions on two adjacent parcels to permit retail development on these parcels. In consideration, the Operating Partnership paid $5.0 million to the Burbank Agency in April 1996. The two adjacent parcels were previously owned by a Predecessor Affiliate, which contributed its rights to such parcels to the Company without remuneration.

7.   STOCKHOLDERS' EQUITY

     In addition to Common Stock, the Company's Charter authorizes the issuance of 5,000,000 shares of Preferred Stock, par value $.01 per share. No such shares were issued or outstanding as of December 31, 1996.

     During the years ended December 31, 1996, 1995 and 1994, the Company declared four quarterly distributions of $0.36 per share/unit.

     During the year ended December 31, 1994, the Company recorded final adjustments in connection with the IPO totaling $1,742,000 which were charged to additional paid-in-capital. Such amount represents final adjustments to the values of certain assets and liabilities contributed by the Predecessor Affiliates.

8.   STOCK OPTION PLAN

     On December 10, 1993, the Company established a stock option and incentive plan (the "Option Plan") to enable executive officers, key employees and directors of the Company, the OP and HPMI to participate in the ownership of the Company. The Option Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, and restricted stock, and provides for the grant to Independent Directors and directors of HPMI of non-qualified stock options. Options are granted at prices which are not less than market at date of grant, expire ten years from the date of grant, and are exercisable 25% per year over four years. The Option Plan is administered by the Compensation Committee of the Board of Directors which is authorized to determine the number of shares to be subject thereto and the terms and conditions thereof. Pursuant to the Option Plan, 850,000 shares of Common Stock were reserved for issuance to eligible participants.

     Following is a summary of the option activity for the three years ended December 31, 1996:

                       SHARES UNDER    WEIGHTED AVERAGE
                          OPTION        EXERCISE PRICE
                       -------------   ----------------

January 1, 1994             330,000         $18.00
Granted in 1994              55,000         $13.364
Cancelled                       (10)        $11.625
                            -------

December 31, 1994           384,990
Granted in 1995             318,500         $12.734
Cancelled                   (12,844)        $14.948
                            -------

December 31, 1995           690,646
Granted in 1996               5,000         $12.25
Exercised                      (336)        $11.666
Cancelled                   (91,042)        $15.725
                             ------

December 31, 1996           604,268
                            =======

     As of December 31, 1996, 1995 and 1994 options exercisable totaled 297,449, 176,289 and 82,500, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1996.


     Range of         Number              Weighted               Number
     Exercise       Outstanding       Average Remaining        Exercisable
      Prices        at 12/31/96       Contractual Life       as of 12/31/96
     --------       -----------       -----------------      --------------
     $11.625          239,531               8.56                  66,112
     $11.750           13,670               8.34                   3,520
     $12.250            5,000               9.00                       0
     $15.875            1,067               8.00                     317
     $18.000          345,000               7.20                 227,500
                      -------               ----                 -------

                      604,268               7.78                 297,449
                      =======               ====                 =======

    The weighted average fair value of the stock options granted during 1996 and 1995 were $12.25 and $11.75, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and incentive plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                               1996                  1995
                                              ------                ------
                                         (In thousands except per share amounts)

Net loss
  As reported                                $(2,005)              $(2,408)
  Pro forma                                  $(2,063)              $(2,436)

Net loss per share
  As reported                                $ (0.17)              $ (0.20)
  Pro forma                                  $ (0.17)              $ (0.20)

     The fair value of options granted under the Company's Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: expected life of five years; risk free interest rate of 6.13%; expected dividend yield of 9%; and expected volatility of 21.01%.

9.   FUTURE MINIMUM RENT

     The Company has operating leases with tenants that expire at various dates through 2037 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options and provide certain potential allowances during the initial lease-up period. Leases also provide for additional or contingent rents based on certain operating expenses as well as tenants sales volume. Future minimum rent under operating leases on a cash basis, excluding tenant reimbursements of certain costs, as of December 31, 1996 is summarized as follows:


      YEARS ENDING   (IN THOUSANDS)
      DECEMBER 31,
      ------------

      1997        $ 61,595
      1998          60,521
      1999          57,046
      2000          54,253
      2001          50,741
      Thereafter   415,615
                  --------

      Total       $699,771
                  ========

     The majority of the Properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

10.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The following disclosure of estimated fair value was determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Billed tenant and other receivables, accounts payable and other liabilities are carried at amounts which reasonably approximate their fair value. The fair value of unbilled deferred rent is not determinable. It is not practical to determine the fair value of the Community Facilities District Special Tax Bonds as such amounts are subject to various government regulations and restrictions.

     The fixed rate mortgage notes payable totaling $159,278,000 and $164,126,000 as of December 31, 1996 and 1995, respectively, have fair values of $168,865,000 and $179,112,000, respectively (excluding prepayment penalties) as estimated based upon interest rates available for the issuance of debt with similar terms and remaining maturities. These notes were subject to estimated prepayment penalties of $23,281,000 and $29,603,000 at December 31, 1996 and 1995, respectively, which would be required to retire these notes prior to maturity. The carrying value of floating rate tax-exempt certificates of participation of $36,000,000 at December 31, 1996 and 1995 approximates their fair value. The fair market values of the Convertible Debentures at December 31, 1996 and 1995 were $128,900,000 and $115,730,000, respectively, based on the trading price of the Series A Convertible Debentures as of December 31, 1996 and 1995. The fair value of the Exchangeable Debentures at December 31, 1996 and 1995 approximates their carrying value.

     The fair value estimates presented herein are based on information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

11.  RELATED PARTY TRANSACTIONS

     Haagen Property Management, Inc. -- In conjunction with the IPO, HPMI acquired all of the operating assets of AHC and assumed all of the executive, construction, leasing, legal, and property management functions pursuant to management agreements between the OP and HPMI. As the OP owns a 95% economic interest in but does not control HPMI, the investment is accounted for on an equity basis as an unconsolidated subsidiary. No dividends were paid by HPMI during the three years ended December 31, 1996.

     HPMI additionally provides leasing and property management services to other properties owned by certain Predecessor Affiliates.

     Summary financial information for HPMI is presented as follows:

                                               DECEMBER 31,
                                      -------------------------------
                                           1996             1995
                                      --------------   --------------
                                      (IN THOUSANDS)   (IN THOUSANDS)
   Cash                                     $ 1,014          $   815
   Other assets                               1,235            1,202
   Total liabilities                         (1,595)          (1,363)
                                            -------          -------
   Net equity                               $   654          $   654
                                            =======          =======

   Company's share of net equity            $   621          $   621
                                            =======          =======

     Included in liabilities of HPMI at December 31, 1996 and 1995 is $1,055,000 and $1,215,000, respectively, payable to the OP, representing reimbursable expenses and cash, held by HPMI on behalf of the Company.



                                                         YEAR ENDED
                                                        DECEMBER 31,
                                      ------------------------------------------------
                                           1996             1995             1994
                                      --------------   --------------   --------------
                                      (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
   Revenues                                $7,768           $7,592           $8,570
   Operating expenses                       7,768            7,588            8,426
                                           ------           ------           ------
   Net income for the period               $    -           $    4           $  144
                                           ======           ======           ======

   Company's share of net income           $    -           $    4           $  137
                                           ======           ======           ======

     Revenues include services provided by HPMI to the OP which are summarized as follows:

                                                  YEAR ENDED
                                                 DECEMBER 31,
                               ------------------------------------------------
                                    1996             1995             1994
                               --------------   --------------   --------------
                               (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
     Executive and property
       management fees                $4,067           $3,680           $2,386
     Leasing and legal fees            2,508            2,161            2,049
     Acquisition and
        construction fees                622            1,000              673
                                      ------           ------           ------
                                      $7,197           $6,841           $5,108
                                      ======           ======           ======

     Management fees are expensed by the OP as incurred. Leasing, legal, acquisition, and construction fees are capitalized and amortized over the useful lives of the related leases or assets.

     Development Properties - Certain properties had not completed their initial leasing plans at the date of the Company's initial public offering; Media City Center, Baldwin Hills Crenshaw Plaza, Empire Center, Montebello Town Square and The City Center (the "Development Properties"). Pursuant to an agreement among the Operating Partnership and certain limited partners that transferred the Development Properties to the Operating Partnership such OP limited partners had the right to receive additional partnership units in the Operating Partnership ("OP Units") based upon the increase in net annualized cash flow from the Development Properties between October 31, 1993 and the expiration of the applicable lease-up period for each development property. The increase in net annualized cash flow was based on leases signed by March 31 with the tenant open and paying rent by June 30 of the respective lease-up periods.

     The lease-up period for Montebello Town Square and The City Center expired on March 31, 1995 and resulted in the issuance of an additional 113,506 OP Units to the OP Limited Partners. In connection with this issuance of additional OP Units, all of the leases were executed by March 31, 1995, with tenants paying rent by June 30, 1995, including certain leases where tenants were not open by June 30, 1995. The independent directors determined that it was appropriate to issue additional OP Units for all of these leases.

     The lease-up period for Media City Center, Baldwin Hills Crenshaw Plaza and Empire Center expired on March 31, 1996. In connection with the completion of construction at Empire Center, certain improvements constructed during the lease-up period were not leased as of March 31, 1996. The independent directors determined that, the cost of construction of such improvements should be borne by the Company for purposes of calculating the issuance of additional OP Units for Empire Center and no OP Units would be issuable to the Predecessor Affiliates in connection with such unleased improvements. During the year ended December 31, 1995, the opening of approximately 38,000 square feet of retail and restaurant space at Media City Center, principally comprising a 30,000 square foot Virgin Megastore, and the 57,000 square foot Sony/Magic Johnson Theatres at Baldwin Hills Crenshaw Plaza, represented expansion of the Development Properties not contemplated at the IPO and therefore no additional OP Units were issued in connection with such expansions.

     On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8.0% to approximately 26.3% effective July 1, 1996. As a result of the issuance in the third quarter of the 3,242,379 OP Units, minority interest was increased and additional paid-in capital decreased by approximately $31,509,000. The issuance of such additional OP Units in the third quarter of 1996 did not have a dilutive effect on net income per share. The number of OP Units issued and outstanding as of December 31, 1996 was 4,286,456.

12.  COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company leases certain of its Properties under long-term ground leases which are accounted for as operating leases and which generally provide for contingent rents based on the Company's tenants' sales volume and renewal options. Five leases expire between 2001 and 2018 and provide for options to renew for additional periods of 20 to 30 years. Two additional leases expire in 2012 and 2050. Future minimum rental payments required during noncancelable lease terms as of December 31, 1996 are summarized as follows:

      YEARS ENDING   (IN THOUSANDS)
      DECEMBER 31,
      ------------
      1997         $ 1,472
      1998           1,472
      1999           1,472
      2000           1,474
      2001           1,401
      Thereafter    12,472
                   -------

      Total        $19,763
                   =======


     Assuming exercise of all renewal options, aggregate future rental payments as of December 31, 1996 are $51,211,000. Certain of the Company's ground leases contain participation features. Participation rents paid in accordance with such terms were $105,000, $95,000 and $38,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Litigation -- The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the selected quarterly financial data for the Company for the years ended December 31, 1996 and 1995 (in thousands except per share data):

                                                        1996
                                                    QUARTER ENDED
                                 ---------------------------------------------------
                                 DECEMBER 31    SEPTEMBER 30    JUNE 30    MARCH 31
                                 ------------   -------------   --------   ---------
Total Operating Revenues          $23,642         $21,988       $21,211     $20,878
                                  =======         =======       =======     =======
Net income (loss)                 $  (709)        $ 1,220       $ 3,116     $(5,632)
                                  =======         =======       =======     =======
Net income (loss) per share       $ (0.06)        $  0.10       $  0.26     $ (0.47)
                                  =======         =======       =======     =======
                                                       1995
                                                   QUARTER ENDED
                                 --------------------------------------------------
                                 DECEMBER 31    SEPTEMBER 30    JUNE 30    MARCH 31
                                 -----------    ------------    -------    --------
Total Operating Revenues          $21,534         $20,299       $20,028     $19,462
                                  =======         =======       =======     =======
Net loss                          $  (597)        $  (371)      $  (515)    $  (925)
                                  =======         =======       =======     =======
Net loss per share                $ (0.05)        $ (0.03)      $ (0.04)    $ (0.08)
                                  =======         =======       =======     =======


                       ALEXANDER HAAGEN PROPERTIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           EACH OF THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                           CHARGED TO
                                            BALANCE AT     COSTS AND                     BALANCE
                                            BEGINNING     EXPENSES OR                    AT END
                                            OF PERIOD    RENTAL REVENUE   DEDUCTIONS    OF PERIOD
                                            ----------   --------------   -----------   ---------
Year Ended December 31, 1996
  Allowance for uncollectible rent              $1,607          $ 1,607      $(1,597)      $1,617
  Allowance for unbilled deferred rent           1,997            9,367       (5,357)       6,007
                                                ------          -------      -------       ------
                                                $3,604          $10,974      $(6,954)      $7,624
                                                ======          =======      =======       ======


Year Ended December 31, 1995
  Allowance for uncollectible rent              $  327          $ 1,412      $  (132)      $1,607
  Allowance for unbilled deferred rent           1,954              741         (698)       1,997
                                                ------          -------      -------       ------
                                                $2,281          $ 2,153      $  (830)      $3,604
                                                ======          =======      =======       ======

Year Ended December 31, 1994
  Allowance for uncollectible rent              $   14          $   525      $  (212)      $  327
  Allowance for unbilled deferred rent           1,239              715           --        1,954
                                                ------          -------      -------       ------
                                                $1,253          $ 1,240      $  (212)      $2,281
                                                ======          =======      =======       ======

                       ALEXANDER HAAGEN PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996




                                                                          COSTS
                                                    INITIAL COST       CAPITALIZED                    DECEMBER 31, 1996
                                               -----------------------  SUBSEQUENT      -------------------------------------------
                                                           BUILDINGS       TO
                                                              AND      ACQUISITION/        BUILDING AND         ACCUMULATED
DESCRIPTION                   ENCUMBRANCES(1)   LAND      IMPROVEMENTS CONSTRUCTION  LAND  IMPROVEMENTS  TOTAL  DEPRECIATION   NET
------------                  ---------------  --------   ------------ ------------  ----  ------------  ------  ----------- -------

PROMOTIONAL/POWER CENTERS
-------------------------
  Southern California              ($44,220)   $ 30,670    $ 76,955    $16,600     $ 30,678  $ 93,547 $124,225  $ (18,480) $105,745
  Northern/Central California             0       3,777       9,248     13,096        3,777    22,344   26,121     (5,807)   20,314
  Oregon                            (10,058)      9,167      16,454      1,948        9,167    18,402   27,569     (1,033)   26,536
                                  ---------    --------    --------    -------     --------  -------- --------  ---------  --------

                                    (54,278)     43,614     102,657     31,644       43,622   134,293  177,915    (25,320)  152,595
                                  ---------    --------    --------    -------     --------  -------- --------  ---------  --------
NEIGHBORHOOD/COMMUNITY
----------------------
  SHOPPING CENTERS
  ----------------
  Southern California               (67,565)     27,517      83,397     12,515       29,690    93,739  123,429    (25,020)   98,409
  Northern/Central California        (7,442)      3,739       8,978        100        3,739     9,078   12,817       (550)   12,267
                                  ---------    --------    --------    -------     --------  -------- --------  ---------  --------

                                    (75,007)     31,256      92,375     12,615       33,429   102,817  136,246    (25,570)  110,676
                                  ---------    --------    --------    -------     --------  -------- --------  ---------  --------
SINGLE TENANT FACILITIES
------------------------
  Southern California               (27,852)      7,721      24,791      1,509        8,121    25,900   34,021     (6,622)   27,399
  Northern/Central California        (7,956)      2,501      10,002          -        2,501    10,002   12,503     (1,842)   10,661
  Arizona                            (6,348)      4,261      13,934        581        4,261    14,515   18,776     (3,557)   15,219
                                  ---------    --------    --------    -------     --------  -------- --------  ---------  --------

                                    (42,156)     14,483      48,727      2,090       14,883    50,417   65,300    (12,021)   53,279
                                  ---------    --------    --------    -------     --------  -------- --------  ---------  --------
REGIONAL MALLS
--------------
  Southern California               (30,000)     23,842     203,623     52,639       23,842   256,262  280,104    (41,419)  238,685
                                  ---------    --------    --------    -------     --------  -------- --------  ---------  --------

                                  ($201,441)   $113,195    $447,382    $98,988     $115,776  $543,789 $659,565  $(104,330) $555,235
                                  =========    ========    ========    =======     ========  ======== ========= =========  ========

--------------------
(1) Excludes the secured line of credit of $41,200,000 at December 31, 1996 which is secured by properties included in Regional Malls and Promotional/Power Centers located in Southern California and Northern California.

The Company anticipates investing approximately $33,000,000 in capital expenditures and tenant improvements over the next eighteen months. The aggregate gross cost of property included above for federal income tax purposes approximated $618,000,000 as of December 31, 1996.

The following table reconciles the Historical Cost of Properties from January 1, 1994 to December 31, 1996:

                                              1996        1995       1994
                                            ---------   --------   ---------

Balance at beginning of period              $653,058    $618,427   $553,414

  Additions during period -
    Acquisition of properties                      -           -     56,340
    Construction and Development Costs        13,950      34,631      8,705
  Deductions during period -
    Cost of real estate sold                  (5,080)          -        (32)
    Cost of building demolished               (2,363)          -          -
                                            --------    --------   --------

Balance at close of period                  $659,565    $653,058   $618,427
                                            ========    ========   ========

The following table reconciles the Accumulated Depreciation from January 1, 1994 to December 31, 1996:


                                              1996         1995        1994
                                            ---------    -------    --------
Balance at beginning of period              $ 90,478     $71,047     $52,672


  Additions during period -
    Depreciation for the year                 15,937      19,431      18,394
  Deductions during period -
    Property sold                             (1,213)          -         (19)
    Property demolished                         (872)          -           -
                                            --------     -------     -------
Balance at close of period                  $104,330     $90,478     $71,047
                                            ========     =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION

     The information called for by this Item 11 is incorporated herein by reference to the information included under the caption "Executive Compensation" in the Company's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item 12 is incorporated herein by reference to the information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item 13 is incorporated herein by reference to the information included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   The following documents are filed as part of this report:

                                                                                              NUMBER
                                                                                              ------
     1.   Independent Auditors' Report......................................................... 21

          Consolidated Balance Sheets as of December 31, 1996 and 1995......................... 22

          Consolidated Statements of Operations for Each of the Three Years in the Period Ended
          December 31, 1996.................................................................... 23

          Consolidated Statements of Stockholders' Equity for Each of the Three Years in the
          Period Ended December 31, 1996....................................................... 24

          Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended
          December 31, 1996.................................................................... 25

          Notes to Consolidated Financial Statements........................................... 26

     2.   Financial Statement Schedules:

          II.      Valuation and Qualifying Accounts............................................. 38
         III.      Real Estate and Accumulated Depreciation...................................... 39

     Schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

     3.   Exhibits:

          The following exhibits are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K. The exhibits identified by asterisks are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K.


          Exhibit 3.1 Amended and Restated Charter of Alexander Haagen Properties, Inc., incorporated herein by reference to
                       Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

          Exhibit 3.2 Amended and Restated Bylaws of Alexander Haagen Properties, Inc. as amended August 12, 1996.

          Exhibit 3.2a First Amendment to Amended and Restated Bylaws of
                       Alexander Haagen Properties, Inc., dated as of August 12,1996.

          Exhibit 4.1 Indenture, dated as of December 27, 1993, between Alexander Haagen Properties, Inc. and The First National Bank of Boston as Trustee with respect to the 7 1/2% Convertible Subordinated Debentures due 2001, Series A, incorporated herein by reference to Exhibit 4.1 to the 1993 Form 10-K.

          Exhibit 4.2 Specimen 7 1/2% Convertible Subordinated Debenture due 2001, Series A, incorporated herein by reference to
                       Exhibit 4.2 to the 1993 Form 10-K.

          Exhibit 4.3 Fiscal Agency Agreement, dated as of December 27, 1993, between Alexander Haagen Properties, Inc. and The First National Bank of Boston as Fiscal Agent with respect to the 7 1/2% Convertible Subordinated Debentures due 2001, Series B, incorporated herein by reference to Exhibit 4.3 to the 1993 Form 10-K.

          Exhibit 4.4 Form of 7 1/2% Convertible Subordinated Debentures due 2001, Series B, incorporated herein by reference to
                       Exhibit 4.4 to the 1993 Form 10-K.

          Exhibit 4.5 Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.5 to the 1993 Form 10-K.

          Exhibit 4.6 Form of 7 1/4% Exchangeable Subordinated Debentures due 2003 of Alexander Haagen Properties, L.P., incorporated herein by reference to Exhibit 4.6 to the 1993 Form 10-K.

          Exhibit 10.1 Agreement of Limited Partnership of Alexander Haagen
                       Properties Operating Partnership, L.P., dated as of December 27, 1993, incorporated herein by reference to
                       Exhibit 10.1 to the 1993 Form 10-K.

          Exhibit 10.2 Amendment No. 1 to the Agreement of Limited Partnership
                       of Alexander Haagen Properties Operating Partnership, L.P., dated as of January 1, 1994, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

          Exhibit 10.3 Registration Rights Agreement, dated as of December 27,
                       1993, among Alexander Haagen Properties, Inc. and the persons named therein, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (No. 33-70156).

         *Exhibit 10.4 Amended and Restated 1993 Stock Option and Incentive Plan
                       for Officers, Directors and Key Employees of Alexander Haagen Properties, Inc., Alexander Haagen Properties Operating Partnership, L.P., and Haagen Property Management, Inc., incorporated herein by reference to the Company's 1996 Proxy Statement.

         *Exhibit 10.5 401(k) Plan and Trust Agreement of Alexander Haagen
                       Properties, Inc. and its affiliated and related companies, incorporated herein by reference to Exhibit
                       10.4 to the 1993 Form 10-K.

         *Exhibit 10.6 Employment Agreement, dated as of December 27, 1993, among Alexander Haagen Properties, Inc., Haagen Property Management, Inc. and Alexander Haagen, Sr., incorporated herein by reference to Exhibit 10.5 to the 1993 Form 10-K.

         *Exhibit 10.7 Employment Agreement, dated as of December 27, 1993, among Alexander Haagen Properties, Inc., Haagen Property Management, Inc. and Charlotte Haagen, incorporated herein by reference to Exhibit 10.6 to the 1993 Form 10-K.

         *Exhibit 10.8 Employment Agreement, dated as of December 27, 1993, among Alexander Haagen Properties, Inc., Haagen Property Management, Inc. and Alexander Haagen III, incorporated herein by reference to Exhibit 10.7 to the 1993 Form 10-K.

         *Exhibit 10.9 Employment Agreement, dated as of December 27, 1993, among Alexander Haagen Properties, Inc., Haagen Property Management, Inc. and Fred W. Bruning, incorporated herein by reference to Exhibit 10.9 to the 1993 Form 10-K.

         Exhibit 10.10 Form of Indemnification Agreement between Alexander
                       Haagen Properties, Inc. and its directors and officers, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-11 (No. 33-70156).

         Exhibit 10.11 Purchase Agreement, dated as of December 27, 1993, among
                       Alexander Haagen Properties Operating Partnership, L.P., Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Special Value Fund, Inc., Merrill Lynch Multinational Investment Portfolios Equity/Convertible Series (Global Allocation Portfolio), with respect to the 7 1/4% Exchangeable Subordinated Debentures due 2003, incorporated herein by reference to Exhibit 10.12 to the 1993 Form 10-K.

         Exhibit 10.12 Property Management Agreement, dated as of December 27,
                       1993, between Haagen Property Management, Inc. and Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.13 to the 1993 Form 10-K.

         Exhibit 10.13 Agreement for Transfer of Realty and Assets, dated as of
                       December 27, 1993, by and among Alexander Haagen Properties Operating Partnership, L.P. and Montebello Commercial Properties, Haagen GDH Partnership, Center Partners, H&H Oceanside Co., El Camino North, Baldwin Hills Associates, Haagen-Burbank Partnership, Date Palm Partnership, Alexander Haagen III, Betty Haagen, Seymour Kreshek, Haagen-Fontana Partnership, Lake Forest Shopping Center, Haagen-San Francisco Partnership, Haagen GDH-2 Partnership, Haagen-Vista Way Associates, and Haagen Alhambra Associates, incorporated herein by reference to
                       Exhibit 10.14 to the 1993 Form 10-K.

         Exhibit 10.14 Amendment No. 1 to Agreement for Transfer of Realty and
                       Assets, dated as of December 27, 1993, by and among Alexander Haagen Properties Operating Partnership, L.P. and Montebello Commercial Properties, Haagen GDH Partnership, Center Partners, H&H Oceanside Co., El Camino North, Baldwin Hills Associates, Haagen-Burbank Partnership, Date Palm Partnership, Alexander Haagen III, Betty Haagen, Seymour Kreshek, Haagen-Fontana Partnership, Lake Forest Shopping Center, Haagen-San Francisco Partnership, Haagen GDH-2 Partnership, Haagen-Vista Way Associates, and Haagen Alhambra Associates, incorporated herein by reference to Exhibit 10.15 to the 1993 Form 10-K.

         Exhibit 10.15 Agreement for Transfer of Realty and Assets, dated as of
                       December 27, 1993, by and among Alexander Haagen Properties, Inc., Alexander Haagen, Sr. and Charlotte Haagen, Co-Trustees of the Haagen Living Trust dated August 17, 1988, Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Alex Kreshek Revocable Trust, Jeffrey Harris Kreshek 1992 Irrevocable Trust, Bradley Howard Kreshek 1992 Irrevocable Trust, Howard Andrew Kreshek 1992 Irrevocable Trust, Haagen-Gardena Gateway Partnership, Haagen-Hollywood Partnership, San Fernando Mission Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.16 to the 1993 Form 10-K.

         Exhibit 10.16 Amendment No. 1 to Agreement for Transfer of Realty and
                       Assets, dated as of December 27, 1993, by and among Alexander Haagen Properties, Inc., Alexander Haagen, Sr. and Charlotte Haagen, Co-Trustees of the Haagen Living Trust dated August 17, 1988, Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Alex Kreshek Revocable Trust, Jeffrey Harris Kreshek 1992 Irrevocable Trust, Bradley Howard Kreshek 1992 Irrevocable Trust, Howard Andrew Kreshek 1992 Irrevocable Trust, Haagen-Gardena Gateway Partnership, Haagen-Hollywood Partnership, San Fernando Mission Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.17 to the 1993 Form 10-K.

         Exhibit 10.17 Partnership Interests Exchange Agreement, dated as of
                       December 27, 1993, by and among Alexander Haagen Properties, Inc., Alexander Haagen, Sr. and Charlotte Haagen, Co-Trustees of the Haagen Living Trust, Seymour Kreshek and Arline Kreshek, Co-Trustees of the Seymour and Arline Kreshek Living Trust, and Alexander Haagen III, incorporated herein by reference to Exhibit 10.18 to the 1993 Form 10-K.

         Exhibit 10.18 Partnership Interests Exchange Agreement between
                       Willowbrook General Partnership and Alexander Haagen Operating Partnership, L.P., dated as of December 27, 1993, incorporated herein by reference to Exhibit 10.19 to the 1993 Form 10-K.

         Exhibit 10.19 Contribution Agreement, dated as of December 27, 1993, between Alexander Haagen Properties Operating Partnership, L.P. and Alexander Haagen Properties, Inc., incorporated herein by reference to Exhibit 10.20 to the 1993 Form 10-K.

         Exhibit 10.20 Amendment No. 1 to Contribution Agreement between
                       Alexander Haagen Properties Operating Partnership, L.P. and Alexander Haagen Properties, Inc., dated as of December 27, 1993, incorporated herein by reference to
                       Exhibit 10.21 to the 1993 Form 10-K.

         Exhibit 10.21 Option Properties Agreement, dated as of December 27,
                       1993, among Haagen-Fontana Partnership, Haagen-Alhambra Retail Partnership and Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.22 to the 1993 Form 10-K.

         Exhibit 10.22 Termination of Option Agreement, dated November 30, 1994, incorporated herein by reference to Exhibit 10.24 to the 1994 Form 10-K.

         Exhibit 10.23 Development Properties Agreement, dated as of December
                       27, 1993, among Haagen-Burbank Partnership, Haagen-Fontana Partnership, Baldwin Hills Associates, Montebello Commercial Properties, Haagen-San Francisco Partnership and Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.23 to the 1993 Form 10-K.

         Exhibit 10.24 Form of Waiver and Recontribution Agreement among
                       Executive Officers and Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11 (No. 33-70156).

         Exhibit 10.25 Form of Indemnity Agreement among Executive Officers and
                       Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (No. 33-70156).

         Exhibit 10.26 Registration Rights Agreement, dated as of December 27,
                       1993, among Alexander Haagen Properties, Inc., Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Special Value Fund, Inc., and Merrill Lynch Multinational Investment Portfolios Equity/Convertible Series (Global Allocation Portfolio), incorporated herein by reference to Exhibit 10.26 to the 1993 Form 10-K.

         Exhibit 10.27 Indemnity Agreement, dated as of December 27, 1993, by
                       Alexander Haagen Properties Operating Partnership, L.P. to National Westminster Bank PLC, Capital Markets Branch, as agent, for the benefit of Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Special Value Fund, Inc., and Merrill Lynch Multinational Investment Portfolios Equity/Convertible Series (Global Allocation Portfolio), incorporated herein by reference to Exhibit
                       10.27 to the 1993 Form 10-K.

         Exhibit 10.28 Credit Agreement, dated as of July 10, 1994, by and between the Company and National Westminster Bank, incorporated herein by reference to Exhibit 10.30 to the 1994 Form 10-K.

         Exhibit 10.29 Loan Agreement, dated as of March 15, 1995, by and between the Alexander Haagen Properties Finance Partnership, L.P. and Nomura Asset Capital Corporation, incorporated herein by reference to Exhibit 10.31 to the 1994 Form 10-K.

         Exhibit 10.30 Amended and Restated Credit Agreement dated as of July 8,
                       1994 as amended and restated as of May 9, 1995 by and between the Company and National Westminster Bank, incorporated herein by reference to Exhibit 10.34 to the Company's 1995 Form 10-K.

         Exhibit 10.31 First Amendment to the Amended and Restated Credit
                       Agreement dated August 25, 1995 among the Company, National Westminster Bank and Credit Lyonnais, incorporated herein by reference to Exhibit 10.35 to the Company's 1995 Form 10-K.

         Exhibit 10.32 Second Amendment to the Amended and Restated Credit
                       Agreement, dated December 11, 1996, among the Company and National Westminister Bank and Credit Lyonnais.

         Exhibit 10.33 First Amendment to the Amended and Restated 1993 Stock
                       Option and Incentive Plan for Officers, Directors and Key Employees of Alexander Haagen Properties, Inc. and Haagen Property Management Inc.

         Exhibit 10.34 Second Amendment to Agreement of Limited Partnership of
                       Alexander Haagen Properties Operating Partnership, L.P., dated as of March, 1995.

         Exhibit 10.35 Third Amendment to Agreement of Limited Partnership of
                       Alexander Haagen Properties Operating Partnership, L.P., dated as of February 27, 1997.

         Exhibit 21.1 Subsidiaries of the Company, incorporated herein by reference to Exhibit 21.2 to the Company's 1995 Form 10-K.

         Exhibit 23.1  Consent of Deloitte & Touche LLP

         Exhibit 27    Financial Data Schedule

B.   Reports on Form 8-K

     There were no Form 8-K reports filed by the Company during the years ended December 31, 1996, 1995 and 1994.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California, on the 12th day of March, 1997.

                              ALEXANDER HAAGEN PROPERTIES, INC.


                              By:   /s/  ALEXANDER HAAGEN, SR.
                                 -----------------------------------------
                                 Alexander Haagen, Sr.
                                 Chairman of the Board of Directors,
                                 Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Signature                                   Title                      Date
                   ---------                                   -----                      ----


   /s/  ALEXANDER HAAGEN, SR.                     Chairman of the Board, Chief       March 12, 1997
-------------------------------------             Executive Officer and President
        Alexander Haagen, Sr.                     (Principal Executive Officer)

   /s/  R. BRUCE ANDREWS                          Director                           March 12, 1997
-------------------------------------
        R. Bruce Andrews

   /s/  TOM BRADLEY                               Director                           March 12, 1997
-------------------------------------
        Tom Bradley

   /s/  FRED W. BRUNING                           Director, Senior Vice President    March 12, 1997
-------------------------------------             Leasing and Development
        Fred W. Bruning

   /s/  WARREN D. FIX                             Director                           March 12, 1997
-------------------------------------
        Warren D. Fix

   /s/  ALEXANDER HAAGEN III                      Director, Vice Chairman            March 12, 1997
----------------------------
        Alexander Haagen III

   /s/  WARNER HEINEMAN                           Director                           March 12, 1997
-----------------------------------------
        Warner Heineman

   /s/  FRED L. RIEDMAN                           Director                           March 12, 1997
-----------------------------------------
        Fred L. Riedman

   /s/  STUART GULLAND                            Senior Vice President--Chief       March 12, 1997
-----------------------------------------         Financial Officer and Treasurer
        Stuart Gulland                            (Principal Financial Officer)

   /s/  JAY HUBSCHMAN                             Corporate Controller               March 12, 1997
-----------------------------------------         (Principal Accounting Officer)
        Jay Hubschman


                                 EXHIBIT LIST



EXHIBIT                                                                        PAGE NUMBER OR
NUMBER                      DESCRIPTION                                  INCORPORATION BY REFERENCE
------                      -----------                                  --------------------------
3.1        Amended and Restated Charter of Alexander Haagen              Incorporated herein by reference to
           Properties, Inc.                                              Exhibit 3.1 to the Company's 1993
                                                                         Form 10-K.

3.2        Amended and Restated Bylaws of Alexander Haagen               Incorporated herein by reference to
           Properties, Inc.                                              Exhibit 3.2 to the Company's
                                                                         Registration Statement on Form S-11
                                                                         (No. 33-70156).

3.2a       First Amendment to Amended and Restated Bylaws of
           Alexander Haagen Properties, Inc., dated as of
           August 12, 1996

4.1        Indenture, dated as of December 27, 1993, between             Incorporated herein by reference to
           Alexander Haagen Properties, Inc. and The First National      Exhibit 4.1 to the Company's 1993
           Bank of Boston as Trustee with respect to the 7 1/2%          Form 10-K.
           Convertible Subordinated Debentures due 2001, Series A.

4.2        Specimen 7 1/2% Convertible Subordinated Debenture due        Incorporated herein by reference to
           2001, Series A.                                               Exhibit 4.2 to the Company's 1993
                                                                         Form 10-K.

4.3        Fiscal Agency Agreement, dated as of December 27,             Incorporated herein by reference to
           1993, between Alexander Haagen Properties, Inc. and           Exhibit 4.3 to the Company's 1993
           The First National Bank of Boston as Fiscal Agent with        Form 10-K.
           respect to the 7 1/2% Convertible Subordinated Debentures
           due 2001, Series B.

4.4        Form of 7 1/2% Convertible Subordinated Debentures due        Incorporated herein by reference to
           2001, Series B.                                               Exhibit 4.4 to the Company's 1993
                                                                         Form 10-K.

4.5        Specimen Common Stock Certificate.                            Incorporated herein by reference to
                                                                         Exhibit 4.5 to the Company's 1993
                                                                         Form 10-K.

4.6        Form of 7 1/4% Exchangeable Subordinated Debentures           Incorporated herein by reference to
           due 2003 of Alexander Haagen Properties, L.P.                 Exhibit 4.6 to the Company's 1993
                                                                         Form 10-K.

10.1       Agreement of Limited Partnership of Alexander Haagen          Incorporated herein by reference to
           Properties Operating Partnership, L.P., dated as of           Exhibit 10.1 to the Company's 1993
           December 27, 1993.                                            Form 10-K.

10.2       Amendment No. 1 to the Agreement of Limited                   Incorporated herein by reference to
           Partnership of Alexander Haagen Properties Operating          Exhibit 10.2 to the Company's
           Partnership, L.P., dated as of January 1, 1994.               Form 10-K for the year ended
                                                                         December 31, 1994 (the "1994 10-K").

EXHIBIT                                                                        PAGE NUMBER OR
NUMBER                      DESCRIPTION                                  INCORPORATION BY REFERENCE
------                      -----------                                  --------------------------
10.3       Registration Rights Agreement, dated as of December 27,       Incorporated herein by reference to
           1993, among Alexander Haagen Properties, Inc. and the         Exhibit 10.2 to the Company's
           persons named therein.                                        Registration Statement on Form S-11
                                                                         (No. 33-70156).

10.4       Amended and Restated 1993 Stock Option and Incentive          Incorporated herein by reference to
           Plan for Officers, Directors and Key Employees of             the
           Alexander Haagen Properties, Inc., Alexander Haagen           Company's 1996 Proxy Statement.
           Properties Operating Partnership, L.P., and Haagen
           Property Management, Inc.

10.5       401(k) Plan and Trust Agreement of Alexander Haagen           Incorporated herein by reference to
           Properties, Inc. and its affiliated and related companies.    Exhibit 10.4 to the Company's 1993
                                                                         Form 10-K.

10.6       Employment Agreement, dated as of December 27, 1993,          Incorporated herein by reference to
           among Alexander Haagen Properties, Inc., Haagen               Exhibit 10.5 to the Company's 1993
           Property Management, Inc. and Alexander Haagen, Sr.           Form 10-K.

10.7       Employment Agreement, dated as of December 27, 1993,          Incorporated herein by reference to
           among Alexander Haagen Properties, Inc., Haagen               Exhibit 10.6 to the Company's 1993
           Property Management, Inc. and Charlotte Haagen.               Form 10-K.

10.8       Employment Agreement, dated as of December 27, 1993,          Incorporated herein by reference to
           among Alexander Haagen Properties, Inc., Haagen               Exhibit 10.7 to the Company's 1993
           Property Management, Inc. and Alexander Haagen III.           Form 10-K.

10.9       Employment Agreement, dated as of December 27, 1993,          Incorporated herein by reference to
           among Alexander Haagen Properties, Inc., Haagen               Exhibit 10.9 to the Company's 1993
           Property Management, Inc. and Fred W. Bruning.                Form 10-K.

10.10      Form of Indemnification Agreement between Alexander           Incorporated herein by reference to
           Haagen Properties, Inc. and its directors and officers.       Exhibit 10.4 to the Company's
                                                                         Registration Statement on Form S-11
                                                                         (No. 33-70156).

10.11      Purchase Agreement, dated as of December 27, 1993,            Incorporated herein by reference to
           among Alexander Haagen Properties Operating                   Exhibit 10.12 to the Company's 1993
           Partnership, L.P., Merrill Lynch Global Allocation Fund,      Form 10-K.
           Inc., Merrill Lynch Special Value Fund, Inc., Merrill
           Lynch Multinational Investment Portfolios
           Equity/Convertible Series (Global Allocation Portfolio),
           with respect to the 7 1/4% Exchangeable Subordinated
           Debentures due 2003.

10.12      Property Management Agreement, dated as of                    Incorporated herein by reference to
           December 27, 1993, between Haagen Property                    Exhibit 10.13 to the Company's 1993
           Management, Inc. and Alexander Haagen Properties              Form 10-K.
           Operating Partnership, L.P.




EXHIBIT                                                                        PAGE NUMBER OR
NUMBER                      DESCRIPTION                                  INCORPORATION BY REFERENCE
------                      -----------                                  --------------------------
10.13      Agreement for Transfer of Realty and Assets, dated as of      Incorporated herein by reference to
           December 27, 1993, by and among Alexander Haagen              Exhibit 10.14 to the Company's 1993
           Properties Operating Partnership, L.P. and Montebello         Form 10-K.
           Commercial Properties, Haagen GDH Partnership, Center
           Partners, H&H Oceanside Co., El Camino North,
           Baldwin Hills Associates, Haagen-Burbank Partnership,
           Date Palm Partnership, Alexander Haagen III, Betty
           Haagen, Seymour Kreshek, Haagen-Fontana Partnership,
           Lake Forest Shopping Center, Haagen-San Francisco
           Partnership, Haagen GDH-2 Partnership, Haagen-Vista
           Way Associates, and Haagen Alhambra Associates.

10.14      Amendment No. 1 to Agreement for Transfer of Realty           Incorporated herein by reference to
           and Assets, dated as of December 27, 1993, by and             Exhibit 10.15 to the Company's 1993
           among Alexander Haagen Properties Operating                   Form 10-K.
           Partnership, L.P. and Montebello Commercial Properties,
           Haagen GDH Partnership, Center Partners, H&H
           Oceanside Co., El Camino North, Baldwin Hills
           Associates, Haagen-Burbank Partnership, Date Palm
           Partnership, Alexander Haagen III, Betty Haagen,
           Seymour Kreshek, Haagen-Fontana Partnership, Lake
           Forest Shopping Center, Haagen-San Francisco
           Partnership, Haagen GDH-2 Partnership, Haagen-Vista
           Way Associates, and Haagen Alhambra Associates.

10.15      Agreement for Transfer of Realty and Assets, dated as of      Incorporated herein by reference to
           December 27, 1993, by and among Alexander Haagen              Exhibit 10.16 to the Company's 1993
           Properties, Inc., Alexander Haagen, Sr. and Charlotte         Form 10-K.
           Haagen, Co-Trustees of the Haagen Living Trust dated
           August 17, 1988, Saul S. Kreshek, Saul S. Kreshek and
           Seymour Kreshek, Co-Trustees of the Helen Roseman
           Trust, Saul S. Kreshek and Seymour Kreshek, Co-
           Trustees of the Alex Kreshek Revocable Trust, Jeffrey
           Harris Kreshek 1992 Irrevocable Trust, Bradley Howard
           Kreshek 1992 Irrevocable Trust, Howard Andrew
           Kreshek 1992 Irrevocable Trust, Haagen-Gardena
           Gateway Partnership, Haagen-Hollywood Partnership, San
           Fernando Mission Partnership, and Haagen GDH
           Partnership.



EXHIBIT                                                                        PAGE NUMBER OR
NUMBER                      DESCRIPTION                                  INCORPORATION BY REFERENCE
------                      -----------                                  --------------------------
10.16      Amendment No. 1 to Agreement for Transfer of Realty           Incorporated herein by reference to
           and Assets, dated as of December 27, 1993, by and             Exhibit 10.17 to the Company's 1993
           among Alexander Haagen Properties, Inc., Alexander            Form 10-K.
           Haagen, Sr. and Charlotte Haagen, Co-Trustees of the
           Haagen Living Trust dated August 17, 1988, Saul S.
           Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-
           Trustees of the Helen Roseman Trust, Saul S. Kreshek
           and Seymour Kreshek, Co-Trustees of the Alex Kreshek
           Revocable Trust, Jeffrey Harris Kreshek 1992 Irrevocable
           Trust, Bradley Howard Kreshek 1992 Irrevocable Trust,
           Howard Andrew Kreshek 1992 Irrevocable Trust,
           Haagen-Gardena Gateway Partnership, Haagen-Hollywood
           Partnership, San Fernando Mission Partnership, and
           Haagen GDH Partnership.

10.17      Partnership Interests Exchange Agreement, dated as of         Incorporated herein by reference to
           December 27, 1993, by and among Alexander Haagen              Exhibit 10.18 to the Company's 1993
           Properties, Inc., Alexander Haagen, Sr. and Charlotte         Form 10-K.
           Haagen, Co-Trustees of the Haagen Living Trust,
           Seymour Kreshek and Arline Kreshek, Co-Trustees of the
           Seymour and Arline Kreshek Living Trust, and Alexander
           Haagen III.

10.18      Partnership Interests Exchange Agreement between              Incorporated herein by reference to
           Willowbrook General Partnership and Alexander Haagen          Exhibit 10.19 to the Company's 1993
           Operating Partnership, L.P., dated as of December 27,         Form 10-K.
           1993.

10.19      Contribution Agreement, dated as of December 27, 1993,        Incorporated herein by reference to
           between Alexander Haagen Properties Operating                 Exhibit 10.20 to the Company's 1993
           Partnership, L.P. and Alexander Haagen Properties, Inc.       Form 10-K.

10.20      Amendment No. 1 to Contribution Agreement between             Incorporated herein by reference to
           Alexander Haagen Properties Operating Partnership, L.P.       Exhibit 10.21 to the Company's 1993
           and Alexander Haagen Properties, Inc., dated as of            Form 10-K.
           December 27, 1993.

10.21      Option Properties Agreement, dated as of December 27,         Incorporated herein by reference to
           1993, among Haagen-Fontana Partnership, Haagen-               Exhibit 10.22 to the Company's 1993
           Alhambra Retail Partnership and Alexander Haagen              Form 10-K.
           Properties Operating Partnership, L.P.

10.22      Termination of Option Agreement, dated November 30,           Incorporated herein by reference to
           1994.                                                         Exhibit 10.24 to the Company's 1994
                                                                         Form 10-K.

10.23      Development Properties Agreement, dated as of                 Incorporated herein by reference to
           December 27, 1993, among Haagen-Burbank Partnership,          Exhibit 10.23 to the Company's 1993
           Haagen-Fontana Partnership, Baldwin Hills Associates,         Form 10-K.
           Montebello Commercial Properties, Haagen-San Francisco
           Partnership and Alexander Haagen Properties Operating
           Partnership, L.P.




EXHIBIT                                                                        PAGE NUMBER OR
NUMBER                      DESCRIPTION                                  INCORPORATION BY REFERENCE
------                      -----------                                  --------------------------
10.24      Form of Waiver and Recontribution Agreement among             Incorporated herein by reference to
           Executive Officers and Alexander Haagen Properties            Exhibit 10.16 to the Company's
           Operating Partnership, L.P.                                   Registration Statement on Form S-11
                                                                         (No. 33-70156).

10.25      Form of Indemnity Agreement among Executive Officers          Incorporated herein by reference to
           and Alexander Haagen Properties Operating Partnership,        Exhibit 10.17 to the Company's
           L.P.                                                          Registration Statement on Form S-11
                                                                         (No. 33-70156).

10.26      Registration Rights Agreement, dated as of December 27,       Incorporated herein by reference to
           1993, among Alexander Haagen Properties, Inc. and             Exhibit 10.26 to the Company's 1993
           Merrill Lynch Global Allocation Fund, Inc., Merrill           Form 10-K.
           Lynch Special Value Fund, Inc., and Merrill Lynch
           Multinational Investment Portfolios Equity/Convertible
           Series (Global Allocation Portfolio).

10.27      Indemnity Agreement, dated as of December 27, 1993, by        Incorporated herein by reference to
           Alexander Haagen Properties Operating Partnership, L.P.       Exhibit 10.27 to the Company's 1993
           to National Westminster Bank PLC, Capital Markets             Form 10-K.
           Branch, as agent, for the benefit of Merrill Lynch Global
           Allocation Fund, Inc., Merrill Lynch Special Value Fund,
           Inc., and Merrill Lynch Multinational Investment
           Portfolios Equity/Convertible Series (Global Allocation
           Portfolio).

10.28      Credit Agreement, dated as of July 10, 1994, by and           Incorporated herein by reference to
           between the Company and National Westminster Bank.            Exhibit 10.30 to the 1994 Form 10-K.

10.29      Loan Agreement, dated as of March 15, 1995, by and            Incorporated herein by reference to
           between the Alexander Haagen Properties Finance               Exhibit 10.31 to the 1994 Form 10-K.
           Partnership, L.P. and Nomura Asset Capital Corporation.

10.30      Amended and Restated Credit Agreement dated as of             Incorporated herein by reference Exhibit
           July 8, 1994 as amended and restated as of May 9, 1995        10.34 to the Company's 1995 Form 10-K
           by and between the Company and National Westminster
           Bank.

10.31      First Amendment to the Amended and Restated Credit            Incorporated herein by reference to
           Agreement dated August 25, 1995 among the Company,            Exhibit 10.35 to the Company's 1995
           National Westminster Bank and Credit Lyonnais.                Form 10-K.

10.32      Second Amendment to the Amended and Restated Credit
           Agreement, dated December 11, 1996, among the
           Company and National Westminster Bank and Credit
           Lyonnais.


EXHIBIT                                                                        PAGE NUMBER OR
NUMBER                      DESCRIPTION                                  INCORPORATION BY REFERENCE
------                      -----------                                  --------------------------
10.33      First Amendment to the Amended and Restated 1993 Stock
           Option and Incentive Plan for Officers, Directors and
           key employees of Alexander Haagen Properties, Inc. and
           Haagen Property Management, Inc.

10.34 Second Amendment to Agreement of Limited Partnership of Alexander Haagen Properties Operating Partnership,
           L.P., dated as of March, 1995.

10.35 Third Amendment to Agreement of Limited Partnership of Alexander Haagen Properties Operating Partnership,
           L.P., dated as of February 27, 1997.

21.1       Subsidiaries of the Company.                                   Incorporated herein by reference to
                                                                          Exhibit 21.2 to the Company's 1995
                                                                          Form 10-K.

23.1       Consent of Deloitte & Touche.

27         Financial Data Schedule