Form 10-Q
period 1997-03-31
HAAGEN ALEXANDER PROPERTIES INC
filed 1997-05-09
CIK 913292

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

                 For the quarterly period ended March 31, 1997

                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from   ___________to_________

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

     As of May 7, 1997, 12,024,522 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

================================================================================

                       ALEXANDER HAAGEN PROPERTIES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       ----

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1997
           (unaudited) and December 31, 1996                             3

           Consolidated Statements of Operations (unaudited)
           for the three months ended March 31, 1997 and 1996            4

           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 1997 and 1996            5

           Notes to Consolidated Financial Statements (unaudited)        6

Item 2.    Managements Discussion and Analysis of Financial Condition
           and Results of Operations                                     8

PART II    OTHER INFORMATION                                            12

SIGNATURES                                                              13

                       ALEXANDER HAAGEN PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31,    DECEMBER 31,
                                                                        1997          1996
                                                                     ----------   -------------
                                                                     (UNAUDITED)

ASSETS
Rental properties                                                    $ 665,327       $ 659,565
Accumulated depreciation and amortization                             (108,328)       (104,330)
                                                                     ---------       ---------
  Rental properties, net                                               556,999         555,235

Cash and cash equivalents                                                5,308           5,941
Tenant receivables, net                                                  5,894           5,987
Other receivables                                                        3,612           3,650
Receivable from management company                                         428           1,055
Investment in management company                                           621             621
Restricted cash                                                          3,188           3,252
Deferred charges, net                                                   18,155          18,365
Other assets                                                             1,427             770
                                                                     ---------       ---------

TOTAL                                                                $ 595,632       $ 594,876
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Secured debt                                                        $ 247,531       $ 242,641
 7 1/2% Convertible subordinated debentures                            138,599         138,599
 7 1/4% Exchangeable subordinated debentures                            30,000          30,000
 Accrued distributions                                                   5,872           7,039
 Accrued interest                                                        3,471           5,490
 Accounts payable and other accrued expenses                             6,471           5,340
 Accrued construction costs                                              3,309           1,207
 Tenant security and other deposits                                      4,831           4,287
                                                                     ---------       ---------

  Total liabilities                                                    440,084         434,603
                                                                     ---------       ---------

MINORITY INTERESTS
 Operating Partnership                                                  40,429          41,640
 Other minorities                                                        1,899           2,007
                                                                     ---------       ---------

  Total minority interests                                              42,328          43,647
                                                                     ---------       ---------

STOCKHOLDERS' EQUITY
 Common stock ($.01 par value, 50,000,000 shares authorized;
  12,024,522 and 12,024,378 shares issued and outstanding
  at March 31, 1997 and December 31, 1996, respectively)                   120             120
 Additional paid-in capital                                            174,782         174,792
 Accumulated distributions and deficit                                 (61,682)        (58,286)
                                                                     ---------       ---------

  Total stockholders' equity                                           113,220         116,626
                                                                     ---------       ---------

TOTAL                                                                $ 595,632       $ 594,876
                                                                     =========       =========

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                        1997       1996
                                                      --------   --------
REVENUES:
  Minimum rents                                       $15,926    $15,216
  Recoveries from tenants                               4,987      4,529
  Percentage rents                                        271        238
  Other income                                            999        895
                                                      -------    -------

    Total revenues                                     22,183     20,878
                                                      -------    -------

EXPENSES:
  Interest                                              8,897      8,854
  Depreciation and amortization                         4,315      4,437
  Property Operating Costs:
    Common Area                                         3,349      3,179
    Property taxes                                      2,076      1,813
    Leasehold rentals                                     403        407
    Marketing                                             112        188
    Other operating                                       452        348
  Non-recurring provision for unbilled deferred rent        -      6,900
  General and administrative                            1,238      1,164
                                                      -------    -------

    Total expenses                                     20,842     27,290
                                                      -------    -------

INCOME (LOSS) FROM OPERATIONS                           1,341     (6,412)

EQUITY IN INCOME OF MANAGEMENT COMPANY                      -          -
                                                      -------    -------

INCOME (LOSS) BEFORE MINORITY INTERESTS                 1,341     (6,412)

MINORITY INTERESTS:
  Operating Partnership                                  (332)       848
  Other minorities                                        (76)       (68)
                                                      -------    -------

NET INCOME (LOSS)                                     $   933    $(5,632)
                                                      =======    =======

NET INCOME (LOSS) PER SHARE                             $0.08     $(0.47)
                                                      =======    =======
Weighted average shares                                12,024     12,024
  outstanding                                         =======    =======

                See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                           1997       1996
                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                      $   933    $(5,632)
  Adjustment to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization of rental properties                     4,315      4,437
    Amortization of deferred financing costs                                 554        523
    Non-recurring provision for unbilled deferred rent                         -      6,900
    Minority interests in operations                                         408       (780)
    Equity in income of management company                                     -          -
  Net changes in operating assets and liabilities                             61       (359)
                                                                         -------    -------

  Net cash provided by operating activities                                6,271      5,089
                                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction and Development Costs                                      (4,599)    (7,239)
                                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing                                  (610)      (550)
  Borrowings on secured line of credit                                     8,000      9,500
  Repayment of secured line of credit                                     (2,500)    (1,500)
  Decrease in restricted cash                                                 63        948
  Distributions paid to shareholders                                      (4,329)    (4,329)
  Distributions paid to minority interests                                (2,895)      (554)
  Other                                                                      (34)         -
                                                                         -------    -------

  Net cash (used by) provided by financing activities                     (2,305)     3,515
                                                                         -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               (633)     1,365

CASH AND CASH EQUIVALENTS, AT BEGINNING
  OF PERIOD                                                                5,941      3,687
                                                                         -------    -------

CASH AND CASH EQUIVALENTS, AT END
  OF PERIOD                                                              $ 5,308    $ 5,052
                                                                         =======    =======

                See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying financial statements and related notes of Alexander Haagen Properties, Inc. (the "Company") are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

2.   INVESTMENT IN MANAGEMENT COMPANY

     Equity in Income (Loss) of Management Company represents the Company's 95% economic interest in Haagen Property Management, Inc. ("HPMI"). In conjunction with the Initial Public Offering of the Company's common stock and Debentures in December 1993 (the "IPO"), HPMI assumed all of the property management functions for the Company's properties. Executive and property management fees for the three months ended March 31, 1997 and 1996 totaled $997,000 and $948,000, respectively, and are included in general and administrative expenses. In addition, HPMI provides leasing, legal and construction services for the properties owned by the Company, such fees for the three months ended March 31, 1997 and 1996 of $716,000 and $885,000, respectively, were capitalized and are being amortized over the useful lives of the related leases and/or properties.

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

     On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. As a result of the issuance in the third quarter of the 3,242,379 OP Units, minority interest was increased and additional paid-in capital decreased by approximately $31.5 million. The number of OP Units issued and outstanding as of March 31, 1997 was 4,286,456.

4.   UNBILLED DEFERRED RENTS

     During the first quarter of 1996 the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial difficulties of certain retailers. Accordingly, during the first quarter the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, the Company fully reserved against future unbilled deferred rents effective January 1, 1996. The company believes this to be an appropriate and conservative approach to account for future contractual rent increases in the current retail environment.

5.   RENTAL PROPERTIES

     The Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future cash flow is less than the carrying amount of the asset, the Company recognizes an impairment loss.

6.   DISTRIBUTIONS

     Approximately 76% of the distributions to stockholders for the year ended December 31, 1996 represented a return of capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

HISTORICAL RESULTS OF OPERATIONS

     Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996.

     Revenues increased by $1.3 million to $22.2 million for the three months ended March 31, 1997 from $20.9 million for the three months ended March 31, 1996. The revenue increase was primarily a result of the lease-up of the Development Properties, principally Media City Center, Empire Center and Baldwin Hills Crenshaw Plaza.

     Interest expense remained constant at $8.9 million for the three months ended March 31, 1997 and March 31, 1996. An increase due to borrowings on the Company's line of credit to finance construction and redevelopment activity at various properties was offset by a reduction from a partial loan repayment in connection with a property sale in 1996.

     Property operating costs increased by $0.5 million to $6.4 million for the three months ended March 31, 1997 from $5.9 million for the three months ended March 31, 1996. The increase is a result of increased property taxes and an overall inflationary increase in operating costs at the Company's properties.

     During the first quarter of 1996 the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial difficulties of certain retailers. Accordingly, the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, the Company fully reserved against unbilled deferred rents effective with the first quarter of 1996. The company believes this to be an appropriate and conservative approach to account for the straight-lining of contractual rent increases in the current retail environment.

     General and administrative expenses remained constant at approximately $1.2 million for the three months ending March 31, 1996 and 1997.

     Income from operations increased by $7.7 million from a loss of $6.4 million for the three months ended March 31, 1996 to income of $1.3 million for the three months ended March 31, 1997 for the reasons stated above.

     Selected Property Financial Information

     Net operating income (defined as revenues less property operating costs) for the Company's properties is as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                  1997     1996
                                                                -------   -------
     Stabilized Properties (33 in 1997 and 35 in 1996):
       Regional Malls                                           $ 4,697   $ 3,943
       Power Centers                                              4,216     3,792
       Community Centers                                          4,114     4,248
       Single Tenants                                             1,931     2,002
     Redevelopment Properties:
       Covina Town Square                                           544       685
       Medford Center                                               212       203
     Other income                                                    77        70
                                                                -------   -------

       Net Operating Income                                     $15,791   $14,943
                                                                =======   =======

     The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:

                                             March 31, 1997     December 31, 1996
                                             --------------     -----------------
     Stabilized Properties (33):
       Regional Malls                               90.5%                92.5%
       Power Centers                                91.7                 95.4
       Community Centers                            94.8                 95.9
       Single Tenants                              100.0                100.0
     Redevelopment Properties:
       Covina Town Square                           88.9                 88.3
       Medford Center                               97.8                 97.0

       Aggregate Portfolio                          94.2%                95.8%
                                                   =====                =====

     During the first quarter of 1997 the Company signed leases for approximately 242,000 square feet, including 115,000 square feet at its Re-Development Properties. Such signed leases resulted in an increase in the overall rent per square foot of the Company's portfolio to $10.87 per square foot at March 31, 1997 from $10.61 per square foot at December 31, 1996.

     In the first quarter of 1997 the non-owned IKEA store and several other tenants in Empire Center (Fontana, California) vacated their premises. The leased space of Empire Center decreased to 66.2% at March 31, 1997 from 90.3% at December 31, 1996. Leased space at the Company's aggregate portfolio decreased to 94.2% at March 31, 1997 from 95.8% at December 31, 1996.

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

     On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. The number of OP Units issued and outstanding as of March 31, 1997 was 4,286,458.

     Funds from Operations

     The Company considers funds from operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO has been defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization of real estate, less gains on sales of properties. Management concurs with NAREIT in believing that reductions for the depreciation and amortization of real estate and its related costs are not meaningful in evaluating income-producing real estate.

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

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                                 1997      1996
                                                                                ------   --------
FUNDS FROM OPERATIONS
Net income (loss)                                                               $  933   $(5,632)
Adjustments to reconcile net income (loss) to funds from
 operations:
  Depreciation and Amortization:
    Buildings and improvements                                                   2,917     3,101
    Tenant improvements and allowances                                           1,071     1,088
    Leasing costs                                                                  314       234
  Non-recurring provision for unbilled deferred rent                                 -     6,900
  Minority Interests                                                               259      (927)
                                                                                ------   -------

Funds from Operations, primary                                                   5,494     4,764
Debenture interest expense                                                       3,142     3,142
Amortization of deferred financing costs-debentures                                325       326
                                                                                ------   -------

Funds from operations, fully diluted                                            $8,961   $ 8,232
                                                                                ======   =======

SUPPLEMENTAL DISCLOSURES
 Capital Expenditures:
    Expansion of the Company's portfolio                                        $5,713   $ 2,245
    Releasing and maintenance of portfolio                                          49        72
                                                                                ------   -------

                                                                                $5,762   $ 2,317
                                                                                ======   =======
  Capitalized leasing costs:
    Expansion of the Company's portfolio                                        $  501   $   856
    Releasing and maintenance of portfolio                                         134       137
                                                                                ------   -------

                                                                                $  635   $   993
                                                                                ======   =======

     The Company considers any space that was vacant or unbuilt at the date of its initial public offering to be expansion of its portfolio.

     Funds from operations, on a primary basis, increased to $5.5 million for the three months ended March 31, 1997, as compared to $4.8 million for the same period in 1996. On a fully diluted basis, assuming conversion of the debentures, funds from operations increased to $9.0 million from $8.2 million. The increase in funds from operations is principally a result of the reasons
stated above under Results of Operations.   During the first quarter of 1996 the
Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. The non-recurring charge was not included in the computation of FFO as the Company considers it to be a significant non-recurring event that if deducted would materially distort the comparative measurement of Company performance. Additionally, the Company fully reserved against straight-line rents effective in the first quarter of 1996.

     Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

CASH FLOWS

     Net cash provided by operating activities increased $1.2 million from the $5.1 million for the three months ended March 31, 1996 to $6.3 million for the three months ended March 31, 1997, due, principally, to the reasons stated above under results of operations.

     Net cash used by investment activities decreased to $4.6 million for the three months ended March 31, 1997 from $7.2 million for the three months ended March 31, 1996. Net cash used by financing activities increased to $2.3 million for the three months ended March 31, 1997 from $3.5 million provided by financing activities in the three months ended March 31, 1996. The decrease in cash used by investment activities was a result of decreased development activity at the Company's properties. The principal cause of the decrease in cash provided by financing activities was the result of a decrease in borrowings on the Company's Credit Facility and an increase in distributions to Minority Interests as a result of the issuance of additional OP Units discussed above.

LIQUIDITY SOURCES AND REQUIREMENTS

     At March 31, 1997, outstanding debt (excluding the debentures) increased by $4.9 million to $247.5 million from the $242.6 million outstanding at December 31, 1996, as a result of additional borrowings on the Credit Facility to fund development activity. At March 31, 1997 the Company had drawn approximately $46.7 million against its $90 Million Credit Facility. Subsequent to March 31, 1997, the Company has drawn an additional $6.0 million to fund continuing development activity.

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


ALEXANDER HAAGEN PROPERTIES, INC.



By:  /s/ Stuart J.S. Gulland
     -----------------------
     Stuart J.S. Gulland
     Senior Vice President,
     Chief Financial Officer and Treasurer
     (Principal Financial and Accounting Officer)
     and Director



Dated: May 9, 1997