Form 10-Q
period 1997-06-30
HAAGEN ALEXANDER PROPERTIES INC
filed 1997-08-14
CIK 913292

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

                 For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ________________

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

     As of August 12, 1997, 13,419,067 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

================================================================================

                       ALEXANDER HAAGEN PROPERTIES, INC.

                                   FORM 10-Q

                                     INDEX

                                                             PAGE
                                                             ----
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1997
          (unaudited) and December 31, 1996                   3

          Consolidated Statements of Operations (unaudited)
          for the three months and six months ended June 30,
          1997 and 1996                                       4

          Consolidated Statements of Cash Flows (unaudited)
          for the six months ended June 30, 1997 and 1996     5

          Notes to Consolidated Financial Statements
          (unaudited)                                         6

Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations                 9

PART II   OTHER INFORMATION                                  14

SIGNATURES                                                   15

                       ALEXANDER HAAGEN PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       JUNE 30,     DECEMBER 31,
                                                         1997          1996
                                                     -----------    ------------
                                                     (UNAUDITED)
ASSETS
Rental properties                                     $ 669,497      $ 659,565
Accumulated depreciation and amortization              (112,392)      (104,330)
                                                       --------       --------
    Rental properties, net                              557,105        555,235

Cash and cash equivalents                                 3,918          5,941
Tenant receivables, net                                   4,832          5,987
Other receivables                                         3,374          3,650
Receivable from management company                          119          1,055
Investment in management company                            621            621
Restricted cash                                           3,190          3,252
Deferred charges, net                                    17,775         18,365
Other assets                                              2,725            770
                                                       --------       --------
TOTAL                                                 $ 593,659      $ 594,876
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Secured debt                                        $ 254,433      $ 242,641
  7 1/2% Convertible subordinated debentures            138,599        138,599
  7 1/4% Exchangeable subordinated debentures            30,000         30,000
  Accrued distributions                                   5,904          7,039
  Accrued interest                                        5,544          5,490
  Accounts payable and other accrued expenses             3,866          5,340
  Accrued construction costs                                898          1,207
  Tenant security and other deposits                      3,894          4,287
                                                       --------       --------
    Total liabilities                                   443,138        434,603
                                                       --------       --------

MINORITY INTERESTS
  Operating Partnership                                  39,097         41,640
  Other minorities                                        1,884          2,007
                                                       --------       --------
    Total minority interests                             40,981         43,647

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value, 50,000,000
    shares authorized; 12,112,397 and 12,024,378
    shares issued and outstanding at June 30, 1997
    and December 31, 1996, respectively)                    120            120
  Additional paid-in capital                            174,862        174,792
  Accumulated distributions and deficit                 (65,442)       (58,286)
                                                       --------       --------

    Total stockholders' equity                          109,540        116,626
                                                       --------       --------

TOTAL                                                 $ 593,659      $ 594,876
                                                       ========       ========

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                1997            1996         1997           1996
                                                              ---------       ---------    ---------     ----------
REVENUES:
 Minimum rents                                                    $15,708      $15,446       $31,634       $30,662
 Recoveries from tenants                                            4,510        4,523         9,497         9,052
 Percentage rents                                                     167          169           438           407
 Other income                                                         953        1,073         1,952         1,968
                                                                   ------       ------        ------        ------
  Total revenues                                                   21,338       21,211        43,521        42,089
                                                                   ------       ------        ------        ------
EXPENSES:
 Interest                                                           9,025        8,869        17,922        17,723
 Depreciation and amortization                                      4,475        4,060         8,790         8,497
Property Operating Costs:
   Common Area                                                      3,218        3,123         6,567         6,302
   Property taxes                                                   1,805        1,762         3,881         3,575
   Leasehold rentals                                                  417          400           820           807
   Marketing                                                           40          283           152           471
   Other operating                                                    222          433           674           781
Non-recurring provision for unbilled
  deferred rent                                                         -            -             -         6,900
General and administrative                                          1,252        1,225         2,490         2,389
                                                                   ------       ------        ------        ------
  Total expenses                                                   20,454       20,155        41,296        47,445
                                                                   ------       ------        ------        ------
INCOME (LOSS) FROM OPERATIONS
 BEFORE OTHER ITEMS                                                   884        1,056         2,225        (5,356)
 NET GAIN ON SALE OF RENTAL PROPERTY                                    -        2,502             -         2,502
EQUITY IN LOSS
 OF MANAGEMENT COMPANY                                                  -          (38)            -           (38)
MINORITY INTERESTS:
 Operating Partnership                                               (212)        (323)         (544)          525
 Other minorities                                                     (71)         (81)         (147)         (149)
                                                                   ------       ------        ------        ------
NET INCOME (LOSS)                                                    $601       $3,116        $1,534       $(2,516)
                                                                   ======       ======        ======        ======
NET INCOME (LOSS) PER SHARE                                         $0.05        $0.26         $0.13        $(0.21)
                                                                   ======       ======        ======        ======
Weighted average shares
 outstanding                                                       12,110       12,024        12,082        12,024
                                                                   ======       ======        ======        ======

                See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                            1997             1996
                                                                       --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                      $  1,534          $  (2,516)
  Adjustment to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization of rental properties                      8,790              8,497
    Amortization of deferred financing costs                                1,109              1,028
    Non-recurring provision for unbilled deferred rent                          -              6,900
    Gain on sale of rental property                                             -             (2,502)
    Minority interests in operations                                          691               (376)
    Equity in income of management company                                      -                 38
  Net changes in operating assets and liabilities                          (1,425)              (925)
                                                                          -------           --------
  Net cash provided by operating activities                                10,699             10,144
                                                                          -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction and Development Costs                                      (11,451)           (16,126)
  Proceeds from sale of rental property                                         -              3,300
                                                                          -------           --------
  Net cash used by investing activities                                   (11,451)           (12,826)
                                                                          -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing                                 (1,209)            (1,126)
  Borrowings on secured line of credit                                     15,500             18,500
  Repayment of secured line of credit                                      (2,500)            (1,500)
  Costs of obtaining financing                                                (12)                 -
  Decrease in restricted cash                                                  62              1,013
  Payment of other liabilities                                                  -             (5,000)
  Distributions paid to shareholders                                       (8,658)            (8,657)
  Distributions to minority interests                                      (4,524)            (1,014)
  Other                                                                        70                  -
                                                                          -------           --------
  Net cash (used by) provided by financing activities                      (1,271)             2,216
                                                                          -------           --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                              (2,023)              (466)

CASH AND CASH EQUIVALENTS, AT BEGINNING
    OF PERIOD                                                               5,941              3,687
                                                                          -------           --------
CASH AND CASH EQUIVALENTS, AT END
  OF PERIOD                                                              $  3,918          $   3,221
                                                                          =======            =======

                See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying financial statements and related notes of Alexander Haagen Properties, Inc. (the "Company") are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996 and the Company's July 15, 1997 Proxy Statement.

2.   INVESTMENT IN MANAGEMENT COMPANY

     Equity in Income (Loss) of Management Company represents the Company's 95% economic interest in Haagen Property Management, Inc. ("HPMI"). In conjunction with the Initial Public Offering of the Company's common stock and Debentures in December 1993 (the "IPO"), HPMI assumed all of the property management functions for the Company's properties. Executive and property management fees for the six months ended June 30, 1997 and 1996 totaled $1,942,000 and $1,907,000, respectively, and are included in general and administrative expenses. In addition, HPMI provides leasing, legal and construction services for the properties owned by the Company, such fees for the six months ended June 30, 1997 and 1996 of $1,507,000 and $1,586,000, respectively, were capitalized and are being amortized over the useful lives of the related leases and/or properties.

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

     On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. As a result of the issuance in the third quarter of the 3,242,379 OP Units, minority interest was increased and additional paid-in capital decreased by approximately $31.5 million. The number of OP Units issued and outstanding as of June 30, 1997 was 4,286,456.

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

6.   STOCKHOLDERS' EQUITY

     On June 1, 1997 the Company entered into a Stock Purchase Agreement with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC, (together "LFREI"), providing for LFREI to invest a total of up to $235 million in common stock of the Company (the "Transaction").

     Pursuant to the Stock Purchase Agreement the Company will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). The purchase price per share was determined as a result of arm's length negotiations between the Company and its advisors on the one hand and LFREI and its advisors on the other hand.

     On July 10, 1997, the Company sold 1,306,434 shares to LFREI at $15.00 per share (the "Initial Purchase"), for an aggregate purchase price of approximately $19.6 million. As of July 11, 1997 LFREI owned approximately 9.8% of the outstanding Common Stock.

     Subject to stockholder approval, at a Special Meeting of the Stockholders to be held on August 14, 1997, the Company will sell 14,360,232 additional shares of common Stock, from time to time, as it chooses, to LFREI at a price of $15.00 per share, for an aggregate purchase price of approximately $215.4 million (the "Remaining Equity Commitment"). Of the Remaining Equity Commitment, the Company must sell at least 5,360,233 shares, in addition to the 1,306,434 shares sold in the Initial Purchase, within six months of stockholder approval and must sell the entire Remaining Equity Commitment not later than the earlier of (i) eighteen months after stockholder approval and (ii) March 14, 1999. If the Company has not drawn the Remaining Equity Commitment by such dates, LFREI will have the right on such dates to purchase such shares from the Company, at a price of $15.00 per share. If LFREI acquires all of the shares represented by the Remaining Equity Commitment (and assuming no other change in the number of outstanding shares), LFREI will own approximately 56.6% of the outstanding Common Stock (36.9% on a Fully Diluted Basis).

     Subject to certain restrictions, in the event that the Company issues or sells shares of capital stock for cash, LFREI will be entitled to purchase or subscribe for, either as part of such issuance or in a concurrent issuance, that portion of the total number of shares to be issued equal to LFREI's proportionate holdings of Common Stock prior to such issuance (but not to exceed 37.5% of the offering).

     For a period of five years following stockholder approval (the "Standstill Period") and any Standstill Extension Term, LFREI and its affiliates may not (i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock). As used herein, the term Adjusted Fully Diluted Basis shall mean on a Fully Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding convertible debt or upon exercise of options granted under management benefit plans shall not be included. After giving effect to the sale of 15,666,666 shares to LFREI in the Transaction, and assuming no other change in the number of outstanding shares, LFREI will own 49.0% of the Common Stock on an Adjusted Fully Diluted Basis. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding convertible debt or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis.

     In the event that the Company shall not have received stockholder approval of the Transaction prior to December 31, 1997, LFREI has an option under the Stock Purchase Agreement to require that the Company repurchase the shares of Common Stock acquired in the Initial Purchase at a price equal to the purchase price thereof, together with any accrued dividends (the "Put Option"). If stockholder approval is not obtained, this option may be exercised at any time prior to 11 months after the Initial Purchase; provided that the Company will not be required to pay for the shares of Common Stock to be so repurchased until the earlier to occur of (i) 18 months after the Initial Purchase and (ii) the consummation by the Company of an issuance of debt or equity securities or a sale of assets that yields net proceeds to the Company of at least $50 million. The Company does not have the right to require LFREI to exercise the Put Option. Therefore, in the event that stockholder approval of the Transaction is not obtained and LFREI does not exercise the Put Option, the shares of Common Stock issued to LFREI in the Initial Purchase will remain outstanding.

7.   DISTRIBUTIONS

     Approximately 76% of the distributions to stockholders for the year ended December 31, 1996 represented a return of capital.

8.   SUBSEQUENT EVENT

     On August 11, 1997 the Company acquired three properties, with a total owned gross leasable area of approximately 280,000 square feet. One is located in Oregon and the other two are located in Washington state. Total consideration amounted to $32.3 million which was financed by the issuance of common stock to LFREI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

LIQUIDITY SOURCES AND REQUIREMENTS

     At June 30, 1997, outstanding debt (excluding the debentures) increased by $11.8 million to $254.4 million from the $242.6 million outstanding at December 31, 1996, as a result of additional borrowings on the Credit Facility to fund development activity. At June 30, 1997 the Company had drawn approximately $54.2 million against its $90 Million Credit Facility.

     The Company anticipates investing approximately $31 million in tenant improvements and developments as well as other planned improvements over the next eighteen months which will be spent on various expansion and redevelopment opportunities within the existing portfolio. The Company anticipates that such capital improvement requirements for the Properties will be funded from its Credit Facility.

     On June 1, 1997, the Company entered into a Stock Purchase Agreement with two affiliates of Lazard Freres Real Estate Investors, LLC, LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC (together "LFREI"), providing for LFREI to invest a total of up to $235 million in the Company (the "Transaction").

     Pursuant to the Stock Purchase Agreement, the Company will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). The purchase price per share was determined as a result of arm's length negotiations between the Company and its advisors on the one hand and LFREI and its advisors on the other hand. On July 10, 1997, the Company sold 1,306,434 shares to LFREI at $15.00 per share (the "Initial Purchase"), for an aggregate purchase price of approximately $19.6 million. As of July 11, 1997, LFREI owned approximately 9.8% of the outstanding Common Stock.

     The Company believes that the Transaction, represents an opportunity to improve long-term stockholder value by providing the Company with access to significant equity capital at an attractive cost and additionally provides strategic resources not otherwise readily available to it, thereby enhancing the Company's short-term and long-term growth prospects and better positioning it to capitalize on shopping center acquisition and development opportunities in the Geographic Region.

     The Transaction is expected to enable the Company to accomplish its financing objectives for 1997 and 1998 in a single transaction on favorable terms compared with those that might have been available in the public markets. Additionally, the Transaction will enable management to focus on acquisitions and intensively managing the Company's existing properties rather than being required to divert management time and attention to the process of raising capital.

     The Company believes that, as a result of the Transaction, it will have greater access to the capital markets and a lower cost of capital because the Transaction will (i) increase its equity market capitalization and total capitalization; (ii) establish an association with a highly-regarded institutional investor, LFREI, which should enhance the Company's access and attractiveness to significant institutional investors; and (iii) through the participation rights granted to LFREI under the Stockholders Agreement, provide a potential buyer for substantial portions of future offerings by the Company of its equity securities or debt securities convertible into equity. Moreover, because of its substantial investment in the Company, LFREI will have significant incentives to make available to the Company its resources, experience and advice on accessing capital markets and to assist the Company in achieving a lower cost of capital. The Company believes that improved access to the capital markets should enhance its ability to grow and increase stockholder value.

     The Company intends to use a portion of the capital raised in the Transaction to reduce its outstanding debt levels. In addition, the Company's strategic plan calls for the application of the significant capital to be raised in the Transaction to execute an attractive growth strategy for the purpose of increasing the Company's asset base and cash flow in a controlled but significant fashion over a relatively short period of time. Management's goal is to increase funds from operations and cash available for distribution to stockholders through the strategic deployment of the capital and other resources to be made available to the Company through its affiliation with LFREI.

     For a more detailed description of the Transaction, please refer to the Notes to the Company's June 30, 1997 Consolidated Financial Statements and the Company's July 15, 1997 Proxy Statement.

PROPERTY ACQUISITIONS

     On August 11, 1997 the Company acquired three properties, with a total owned gross leasable area of approximately 280,000 square feet. One is located in Oregon and the other two are located in Washington state. Total consideration amounted to $32.3 million paid for by the issuance of common stock to LFREI.

HISTORICAL RESULTS OF OPERATIONS

  Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996.

     Revenues increased by $1.4 million to $43.5 million for the six months ended June 30, 1997 from $42.1 million for the six months ended June 30, 1996. The revenue increase was primarily a result of the lease-up of the Development Properties, principally Media City Center, Empire Center and Baldwin Hills Crenshaw Plaza.

     Interest expense increased to $17.9 million for the six months ended June 30, 1997 from $17.7 million for the six months ended June 30, 1996. An increase due to borrowings on the Company's line of credit to finance construction and redevelopment activity at various properties was offset by a reduction from a partial loan repayment in connection with a property sale in 1996.

     Property operating costs increased by $0.2 million to $12.1 million for the six months ended June 30, 1997 from $11.9 million for the six months ended June 30, 1996. The increase is a result of increased property taxes and an overall inflationary increase in operating costs at the Company's properties.

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

     General and administrative expenses increased $0.1 million to $2.5 million for the six months ended June 30, 1997 from $2.4 million for the six months ending June 30, 1996. The increase was due to an overall inflationary increase.

     Income from operations increased by $7.6 million from a loss of $5.4 million for the six months ended June 30, 1996 to income of $2.2 million for the six months ended June 30, 1997 for the reasons stated above.

     During the quarter ended June 30, 1996, the Company sold a Vons market (a single tenant facility) in Ventura, California for $3.3 million in cash, resulting in a gain on sale of $2.5 million.

  Selected Property Financial Information

     Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                         1997          1996
                                                         ----          ----
Stabilized Properties (36 in 1997 and 38 in 1996):
  Regional Malls                                       $ 9,281       $ 7,988
  Power Centers                                          8,323         7,833
  Community Centers                                      8,252         8,609
  Single Tenants                                         3,851         3,979
Redevelopment Properties:
  Covina Town Square                                     1,101         1,270
  Medford Center                                           465           336
Other income                                               154           138
                                                        ------        ------
  Net Operating Income                                 $31,427       $30,153
                                                        ======        ======

     The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:

                                June 30, 1997     December 31, 1996
                                -------------     -----------------
Stabilized Properties (36):
  Regional Malls                    89.9%               92.5%
  Power Centers                     91.2                95.4
  Community Centers                 95.1                95.9
  Single Tenants                   100.0               100.0
Redevelopment Properties
  Covina Town Square                88.9                88.3
  Medford Center                    97.3                97.0

  Aggregate Portfolio               94.1%               95.8%
                                   =====               =====

     During the six months of 1997 the Company signed leases for approximately 303,000 square feet, including 115,000 square feet at its Re-Development Properties. Such signed leases resulted in an increase in the overall rent per square foot of the Company's portfolio to $10.86 per square foot at June 30, 1997 from $10.61 per square foot at December 31, 1996.

     In the first quarter of 1997 the non-owned IKEA store and several other tenants in Empire Center (Fontana, California) vacated their premises. The leased space of Empire Center decreased to 66.2% at June 30, 1997 from 90.3% at December 31, 1996. Leased space at the Company's aggregate portfolio decreased to 94.1% at June 30, 1997 from 95.8% at December 31, 1996.

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

     On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. The number of OP Units issued and outstanding as of June 30, 1997 was 4,286,458.

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


                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                      1997          1996       1997        1996
                                                      ----          ----       ----        ----
FUNDS FROM OPERATIONS
Net income (loss)                                     $  601    $ 3,116        $ 1,534  $(2,516)
Adjustments to reconcile net income (loss) to
 funds from operations:
  Depreciation and Amortization:
    Buildings and improvements                         2,901      2,962          5,818    6,063
    Tenant improvements and allowances                 1,147        806          2,218    1,894
    Leasing costs                                        422        277            736      511
  Non-recurring provision for deferred rent                -          -              -    6,900
  Gain on sale of rental property                          -     (2,502)             -   (2,502)
  Minority Interests                                     138        264            397     (663)
                                                       -----     ------         ------   ------
Funds from Operations, primary                         5,209      4,923         10,703    9,687
Debenture interest expense                             3,142      3,142          6,284    6,284
Amortization of debenture financing costs                325        324            650      650
                                                       -----     ------         ------   ------
Funds from operations, fully diluted                  $8,676    $ 8,389        $17,637  $16,621
                                                       =====     ======         ======   ======

SUPPLEMENTAL DISCLOSURES
Capital Expenditures:
  Expansion of the Company's portfolio                $4,140    $ 8,035        $ 9,853  $10,280
  Releasing and maintenance of portfolio                  30        265             79      337
                                                       -----     ------         ------   ------
                                                      $4,170    $ 8,300        $ 9,932  $10,617
                                                       =====     ======         ======   ======
Capitalized leasing costs:
  Expansion of the Company's portfolio                $  381    $   767        $   882  $ 1,623
  Releasing and maintenance of portfolio                 227          6            361      143
                                                       -----     ------         ------   ------
                                                      $  608    $   773        $ 1,243  $ 1,766
                                                       =====     ======         ======   ======

     The Company considers any space that was vacant or unbuilt at the date of its initial public offering to be expansion of its portfolio.

     Funds from operations, on a primary basis, increased to $10.7 million for the six months ended June 30, 1997, as compared to $9.7 million for the same period in 1996. On a fully diluted basis, assuming conversion of the debentures, funds from operations increased to $17.6 million from $16.6 million. The increase in funds from operations is principally a result of the reasons stated above under Results of Operations. During the first quarter of 1996 the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. The non-recurring charge was not included in the computation of FFO as the Company considers it to be a significant non-recurring event that if deducted would materially distort the comparative measurement of Company performance. Additionally, the Company fully reserved against straight-line rents effective in the first quarter of 1996.

     Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

CASH FLOWS

     Net cash provided by operating activities increased $0.6 million from the $10.1 million for the six months ended June 30, 1996 to $10.7 million for the six months ended June 30, 1997, due, principally, to the reasons stated above under results of operations.

     Net cash used by investment activities decreased to $11.5 million for the six months ended June 30, 1997 from $12.8 million for the six months ended June 30, 1996. Net cash used by financing activities increased to $1.3 million for the six months ended June 30, 1997 from $2.2 million provided by financing activities in the six months ended June 30, 1996. The decrease in cash used by investment activities was a result of decreased development activity at the Company's properties. The principal cause of the decrease in cash provided by financing activities was the result of a decrease in borrowings on the Company's Credit Facility and an increase in distributions to Minority Interests as a result of the issuance of additional OP Units discussed above.

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

ALEXANDER HAAGEN PROPERTIES, INC.


By:         /s/ Stuart J.S. Gulland
   ------------------------------------------
 Stuart J.S. Gulland
 Senior Vice President,
 Chief Financial Officer and Treasurer
 (Principal Financial and Accounting Officer)
 and Director

Dated: August 12, 1997