Form 10-Q
period 1997-09-30
HAAGEN ALEXANDER PROPERTIES INC
filed 1997-11-13
CIK 913292

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

               For the quarterly period ended September 30, 1997

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

     As of November 10, 1997, 14,967,732 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

================================================================================

                       ALEXANDER HAAGEN PROPERTIES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets as of September 30, 1997
                (unaudited) and December 31, 1996                             3

                Consolidated Statements of Operations (unaudited)
                for the three months and nine months ended September 30,
                1997 and 1996                                                 4

                Consolidated Statements of Cash Flows (unaudited)
                for the nine months ended September 30, 1997 and 1996         5

                Notes to Consolidated Financial Statements (unaudited)        6

Item 2.         Managements Discussion and Analysis of Financial Condition
                and Results of Operations                                     9

PART II         OTHER INFORMATION                                            14

SIGNATURES                                                                   15


                       ALEXANDER HAAGEN PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                           SEPTEMBER 30,   DECEMBER 31,
                                               1997           1996
                                           -------------   ------------
                                            (UNAUDITED)
ASSETS
Rental properties                             $ 707,779    $ 659,565
Accumulated depreciation and                   (116,608)    (104,330)
 amortization                                 ---------    ---------
    Rental properties, net                      591,171      555,235

Cash and cash equivalents                         9,705        5,941
Tenant receivables, net                           4,866        5,987
Other receivables                                 3,845        3,650
Receivable from management company                   32        1,055
Investment in management company                    640          621
Restricted cash                                   3,269        3,252
Deferred charges, net                            17,395       18,365
Other assets                                      3,293          770
                                              ---------    ---------

TOTAL                                         $ 634,216    $ 594,876
                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Secured debt                                $ 265,820    $ 242,641
  7 1/2% Convertible subordinated               138,599      138,599
   debentures
  7 1/4% Exchangeable subordinated               30,000       30,000
   debentures
  Accrued distributions                           6,746        7,039
  Accrued interest                                3,537        5,490
  Accounts payable and other accrued              5,053        5,340
   expenses
  Accrued construction costs                      1,093        1,207
  Tenant security and other deposits              4,206        4,287
                                              ---------    ---------

    Total liabilities                           455,054      434,603
                                              ---------    ---------

MINORITY INTERESTS
  Operating Partnership                          40,641       41,640
  Other minorities                                1,768        2,007
                                              ---------    ---------

    Total minority interests                     42,409       43,647
                                              ---------    ---------

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value,
   50,000,000 shares authorized;
    14,451,532 and 12,024,378 shares                145          120
    issued and outstanding
    at September 30, 1997 and December
    31, 1996, respectively)
  Additional paid-in capital                    206,680      174,792
  Accumulated distributions and deficit         (70,072)     (58,286)
                                              ---------    ---------
    Total stockholders' equity                  136,753      116,626
                                              ---------    ---------

TOTAL                                         $ 634,216    $ 594,876
                                              =========    =========

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)



                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                   1997           1996                   1997           1996
                                                 -------        -------                -------        -------
REVENUES:
 Minimum rents                                   $16,083        $15,956                $47,717        $46,618
 Recoveries from tenants                           4,525          4,875                 14,022         13,927
 Percentage rents                                    187            145                    625            552
 Other income                                      1,043          1,012                  2,995          2,980
                                                 -------        -------                -------        -------

  Total revenues                                  21,838         21,988                 65,359         64,077
                                                 -------        -------                -------        -------

EXPENSES:
 Interest                                          9,088          8,946                 27,010         26,669
 Depreciation and amortization                     4,567          4,248                 13,357         12,745
 Property Operating Costs:
   Common Area                                     3,288          3,143                  9,855          9,445
   Property taxes                                  1,797          1,899                  5,678          5,474
   Leasehold rentals                                 408            404                  1,228          1,211
   Marketing                                          94            234                    246            705
   Other operating                                   540            391                  1,214          1,172
 Non-recurring provision for unbilled
  deferred rent                                                       -                      -          6,900
General and administrative                         1,224          1,274                  3,714          3,663
                                                 -------        -------                -------        -------

  Total expenses                                  21,006         20,539                 62,302         67,984
                                                 -------        -------                -------        -------

INCOME (LOSS) FROM OPERATIONS
 BEFORE OTHER ITEMS                                  832          1,449                  3,057         (3,907)

NET GAIN ON SALE OF RENTAL PROPERTY                    -              -                      -          2,502

EQUITY IN INCOME OF MANAGEMENT COMPANY                19             54                     19             16

MINORITY INTERESTS:
 Operating Partnership                              (182)          (222)                  (726)           303
 Other minorities                                    (69)           (61)                  (216)          (210)
                                                 -------        -------                -------        -------

NET INCOME (LOSS)                                $   600        $ 1,220                $ 2,134        $(1,296)
                                                 =======        =======                =======        =======

NET INCOME (LOSS) PER SHARE                      $  0.04        $  0.10                $  0.17        $ (0.11)
                                                 =======        =======                =======        =======

Weighted average shares
 outstanding                                      13,777         12,024                 12,653         12,024
                                                 =======        =======                =======        =======


                See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             1997        1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  2,134    $ (1,296)
  Adjustment to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization of rental properties      13,357      12,745
     Amortization of deferred financing costs                 1,664       1,533
     Non-recurring provision for unbilled deferred rent           -       6,900
     Gain on sale of rental property                              -      (2,502)
     Minority interests in operations                           942         (93)
     Equity in income of management company                     (19)        (16)
  Net changes in operating assets and liabilities            (2,929)     (2,120)
                                                           --------    --------

  Net cash provided by operating activities                  15,149      15,151
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction and Development Costs                        (17,980)    (19,392)
  Expenditures for acquisition of rental properties         (32,074)          -
  Proceeds from sale of rental property                           -       3,300
                                                           --------    --------

  Net cash used by investing activities                     (50,054)    (16,092)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing                   (1,821)     (1,694)
  Borrowings on secured line of credit                       57,500      25,500
  Repayment of secured line of credit                       (32,500)     (1,500)
  Costs of obtaining financing                                  (12)          -
  (Increase) decrease in restricted cash                        (17)        964
  Payment of other liabilities                                    -      (5,000)
  Proceeds from issuance of stock                            34,818           -
  Distributions paid to shareholders                        (13,047)    (11,819)
  Distributions to minority interests                        (6,252)     (2,673)
  Other                                                           -        (122)
                                                           --------    --------

  Net cash provided by financing activities                  38,669       3,656
                                                           --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     3,764       2,715

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD             5,941       3,687
                                                           --------    --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                $  9,705    $  6,402
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

2.   INVESTMENT IN MANAGEMENT COMPANY

     Equity in Income (Loss) of Management Company represents the Company's 95% economic interest in Haagen Property Management, Inc. ("HPMI"). In conjunction with the Initial Public Offering of the Company's common stock and Debentures in December 1993 (the "IPO"), HPMI assumed all of the property management functions for the Company's properties. Executive and property management fees for the nine months ended September 30, 1997 and 1996 totaled $2,889,000 and $2,941,000, respectively, and are included in general and administrative expenses. In addition, HPMI provides acquisition, leasing, legal and construction services for the properties owned or acquired by the Company, such fees for the nine months ended September 30, 1997 and 1996 of $2,427,000 and $2,691,000, respectively, were capitalized and are being amortized over the useful lives of the related leases and/or properties.

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

     On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. As a result of the issuance in the third quarter of the 3,242,379 OP Units, minority interest was increased and additional paid-in capital decreased by approximately $31.5 million. The number of OP Units issued and outstanding as of September 30, 1997 was 4,286,456.

4.   UNBILLED DEFERRED RENTS

     During the first quarter of 1996 the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial difficulties of certain retailers. Accordingly, during the first quarter of 1996 the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, effective January 1, 1996 the Company implemented a policy of fully reserving against unbilled deferred rents. The company believes this to be an appropriate and conservative approach to account for future contractual rent increases in the current retail environment.

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

     Pursuant to the Stock Purchase Agreement the Company will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). The purchase price per share was determined as a result of arm's length negotiations between the Company and its advisors and LFREI and its advisors.

     On July 10, 1997, the Company sold 1,306,434 shares to LFREI at $15.00 per share (the "Initial Purchase"), for aggregate proceeds of approximately $19.6 million.

     As approved by the stockholders on August 14, 1997, the Company will sell 14,360,232 additional shares of common Stock, from time to time, as it chooses, to LFREI at a price of $15.00 per share, for aggregate proceeds of approximately $215.4 million (the "Remaining Equity Commitment"). Of the Remaining Equity Commitment, the Company must sell at least 5,360,233 shares, in addition to the 1,306,434 shares sold in the Initial Purchase, within six months of stockholder approval and must sell the entire Remaining Equity Commitment not later than the earlier of (i) eighteen months after stockholder approval and (ii) March 14, 1999. If the Company has not drawn the Remaining Equity Commitment by such dates, LFREI will have the right on such dates to purchase such shares from the Company, at a price of $15.00 per share. If LFREI acquires all of the shares represented by the Remaining Equity Commitment (and assuming no other change in the number of outstanding shares), LFREI will own approximately 56.6% of the outstanding Common Stock (36.9% on a Fully Diluted Basis).

     On August 15, 1997 and October 31, 1997, the Company sold 1,000,000 and 500,000 additional shares, respectively, to LFREI under the terms of the Transaction for aggregate proceeds of $22,500,000, reducing the Remaining Equity Commitment to $192.9 million. As of October 31, 1997, LFREI owned approximately 18.8% of the outstanding Common Stock.

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

     For a period of five years following stockholder approval (the "Standstill Period") and any Standstill Extension Term, LFREI and its affiliates may not (i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock). As used herein, the term Adjusted Fully Diluted Basis shall mean on a Fully Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding convertible debt or upon exercise of options granted under management benefit plans shall not be included. After giving effect to the sale of 15,666,666 shares to LFREI, and assuming no other change in the number of outstanding shares, LFREI will own 49.0% of the Common Stock on an Adjusted Fully Diluted Basis. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding convertible debt or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis.

7.   DISTRIBUTIONS

     Approximately 76% of the distributions to stockholders for the year ended December 31, 1996 represented a return of capital.

8.   SUBSEQUENT EVENT

     On October 31, 1997 the Company acquired a community center with total gross leasable area of approximately 154,000 square feet located in Washington state. Total consideration amounted to $14.4 million which was financed by the issuance of common stock to LFREI and the Company's secured line of credit.

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

     Pursuant to the Stock Purchase Agreement, the Company will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). The purchase price per share was determined as a result of arm's length negotiations between the Company and its advisors and LFREI and its advisors. On July 10, 1997, the Company sold 1,306,434 shares to LFREI at $15.00 per share (the "Initial Purchase"), for aggregate proceeds of approximately $19.6 million. Subsequent to July 10, 1997 the Company has sold an additional 1,500,000 shares to LFREI under the terms of the Transaction for aggregate proceeds of $22.5 million. As of October 31, 1997, LFREI owned approximately 18.8% of the outstanding common stock.

     For a more detailed description of the Transaction, please refer to the Notes to the Company's September 30, 1997 Consolidated Financial Statements and the Company's July 15, 1997 Proxy Statement.

     The Company anticipates investing approximately $28 million in tenant improvements and developments as well as other planned improvements over the next eighteen months which will be spent on various expansion and redevelopment opportunities within the existing portfolio.

     In addition, the Company is pursuing an aggressive growth strategy within the Western United States. Pursuant to this growth plan it has purchased approximately $47 million in property since the announcement of the LFREI equity commitment. The Company is currently under contract to acquire three additional shopping centers for an aggregate purchase price of approximately $37 million which it expects to close prior to December 31, 1997.

     At September 30, 1997, outstanding debt (excluding the debentures) increased by $23.2 million to $265.8 million from the $242.6 million outstanding at December 31, 1996, as a result of additional borrowings on the Credit Facility to fund development activity. At September 30, 1997 the Company had drawn approximately $66.2 million against its $90 Million Credit Facility.

     The Company expects to repay the amount outstanding on its Credit Facility with proceeds from a new line of credit that it expects to put in place during the fourth quarter, or alternatively using funds available to it under the LFREI Equity Commitment. In addition, the company anticipates that during 1998 it may need to obtain financing in the form of additional debt or equity financing to support its growth strategy.

PROPERTY ACQUISITIONS

     On August 11, 1997 the Company acquired three properties, with a total owned gross leasable area of approximately 280,000 square feet. One is located in Oregon and the other two are located in Washington state. Total consideration amounted to $32.3 million paid for by the issuance of common stock to LFREI.

     On October 31, 1997 the Company acquired a community center with total gross leasable area of approximately 154,000 square feet located in Washington state. Total consideration amounted to $14.4 million which was financed by the issuance of common stock to LFREI and the Company's secured line of credit.

HISTORICAL RESULTS OF OPERATIONS

     Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996.

     Revenues increased by $1.3 million to $65.4 million for the nine months ended September 30, 1997 from $64.1 million for the nine months ended September 30, 1996. The revenue increase was primarily a result of the higher occupancy levels during 1997 at Media City Center and Baldwin Hills Crenshaw Plaza and the acquisition of three community shopping centers.

     Interest expense increased to $27.0 million for the nine months ended September 30, 1997 from $26.7 million for the nine months ended September 30, 1996. The increase was caused by additional borrowings on the Company's line of credit to finance construction and redevelopment activity at various properties which was partially offset by a temporary decrease in the outstanding balance on the line of credit as a result of the sale of common stock to LFREI prior to the August 11, 1997 acquisition of three properties noted above, at which time the balance on the line increased to a level comparable to the balance prior to the initial sale of Common Stock to LFREI.

     Property operating costs increased by $0.2 million to $18.2 million for the nine months ended September 30, 1997 from $18.0 million for the nine months ended September 30, 1996. The increase is a result of increased property taxes and an increase in operating costs as a result of the three properties acquired in August, 1997. These costs were partially offset by a decrease in marketing cost at the Company's properties.

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

     Income from operations increased by $7.0 million from a loss of $3.9 million for the nine months ended September 30, 1996 to income of $3.1 million for the nine months ended September 30, 1997 for the reasons stated above.

     Selected Property Financial Information

     Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                            1997      1996
                                           -------   -------
Stabilized Properties (39 in 1997 and
 38 in 1996):
  Regional Malls                           $13,493   $12,303
  Power Centers                             12,102    11,890
  Community Centers                         12,672    12,896
  Single Tenants                             5,948     6,034
Redevelopment Properties:
  Covina Town Square                         1,968     2,024
  Medford Center                               711       716
Other income                                   244       207
                                           -------   -------

  Net Operating Income                     $47,139   $46,070
                                           =======   =======

     The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:

                                        September 30, 1997     December 31, 1996
                                        ------------------     -----------------

Stabilized Properties (39):
 Regional Malls                                90.3%                  92.5%
 Power Centers                                 90.9                   95.4
 Community Centers                             95.1                   95.9
 Single Tenants                               100.0                  100.0
Redevelopment Properties
 Covina Town Square                            88.9                   88.3
 Medford Center                                97.8                   97.0

 Aggregate Portfolio                           94.1%                  95.8%
                                              =====                  =====

     During the first nine months of 1997 the Company signed leases for approximately 374,000 square feet, including 116,000 square feet at its Re-Development Properties. Such signed leases resulted in an increase in the overall rent per square foot of the Company's portfolio to $10.90 per square foot at September 30, 1997 from $10.61 per square foot at December 31, 1996.

     In the first quarter of 1997 the non-owned IKEA store and several other tenants in Empire Center (Fontana, California) vacated their premises. The leased space of Empire Center decreased to 63.3% at September 30, 1997 from 90.3% at December 31, 1996. Leased space at the Company's aggregate portfolio decreased to 94.1% at September 30, 1997 from 95.8% at December 31, 1996.

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

     On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the Predecessor Affiliates. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The Predecessor Affiliates' interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. The number of OP Units issued and outstanding as of September 30, 1997 was 4,286,456.

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

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                             1997      1996      1997       1996
                                           --------   -------   -------   --------
FUNDS FROM OPERATIONS
Net income (loss)                           $   600    $1,220   $ 2,134   $(1,296)
Adjustments to reconcile net income
 (loss) to funds from operations:
  Depreciation and Amortization:
    Buildings and improvements                2,984     2,786     8,802     8,849
    Tenant improvements and allowances        1,204     1,142     3,422     3,036
    Leasing costs                               351       307     1,087       818
  Non-recurring provision for deferred
   rent                                           -         -         -     6,900
  Gain on sale of rental property                 -         -         -    (2,502)
  Minority Interests                             97       158       494      (505)
                                            -------    ------   -------   -------

Funds from Operations, primary                5,236     5,613    15,939    15,300
Debenture interest expense                    3,143     3,146     9,427     9,430
Amortization of debenture financing
 costs                                          325       325       975       975
                                            -------    ------   -------   -------

Funds from operations, fully diluted        $ 8,704    $9,084   $26,341   $25,705
                                            =======    ======   =======   =======

SUPPLEMENTAL DISCLOSURES
 Capital Expenditures:
    Expansion of the Company's portfolio    $38,274    $1,222   $48,127   $11,502
    Releasing and maintenance of
     portfolio                                    8       118        87       455
                                            -------    ------   -------   -------

                                            $38,282    $1,340   $48,214   $11,957
                                            =======    ======   =======   =======
  Capitalized leasing costs:
    Expansion of the Company's portfolio    $   468    $  392   $ 1,350   $ 2,015
    Releasing and maintenance of
     portfolio                                   58       194       419       337
                                            -------    ------   -------   -------
                                            $   526    $  586   $ 1,769   $ 2,352
                                            =======    ======   =======   =======

     The Company considers any space that was vacant or unbuilt at the date of its initial public offering to be expansion of its portfolio.

     Funds from operations, on a primary basis, increased to $15.9 million for the nine months ended September 30, 1997, as compared to $15.3 million for the same period in 1996. On a fully diluted basis, assuming conversion of the debentures, funds from operations increased to $26.3 million from $25.7 million. The increase in funds from operations is principally a result of the reasons
stated above under Results of Operations.   During the first quarter of 1996 the
Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. The non-recurring charge was not included in the computation of FFO as the Company considers it to be a significant non-recurring event that if deducted would materially distort the comparative measurement of Company performance. Additionally, the Company fully reserved against straight-line rents effective in the first quarter of 1996.

     Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

CASH FLOWS

     Net cash used by investment activities increased to $50.1 million for the nine months ended September 30, 1997 from $16.1 million for the nine months ended September 30, 1996. Net cash provided by financing activities increased to $38.7 million for the nine months ended September 30, 1997 from $3.7 million provided by financing activities in the nine months ended September 30, 1996. The increase in cash used by investment activities was a result of the acquisition of three community centers in the Pacific Northwest. The principal cause of the increase in cash provided by financing activities was the result of the sale of Common Stock to LFREI.

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


ALEXANDER HAAGEN PROPERTIES, INC.



By: /s/ Stuart J.S. Gulland
   --------------------------------------------
   Stuart J.S. Gulland
   Senior Vice President,
   Chief Financial Officer
   (Principal Financial and Accounting Officer)




Dated: November 13, 1997