Form 10-K405
period 1997-12-31
HAAGEN ALEXANDER PROPERTIES INC
filed 1998-03-31
CIK 913292

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-12588

                               ----------------
                       ALEXANDER HAAGEN PROPERTIES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                  MARYLAND                           95-4444963
        (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)        IDENTIFICATION NUMBER)

          3500 SEPULVEDA BOULEVARD, MANHATTAN BEACH, CALIFORNIA 90266
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (310) 546-4520
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $319,615,000 (computed on the basis of $16.875 per share), which was the last sale price on the American Stock Exchange on March 30, 1998.

  As of March 30, 1998, 18,955,158 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                      PAGE
 ----                                                                      ----

                                     PART I

  1.  BUSINESS...........................................................    1
  2.  PROPERTIES.........................................................    3
  3.  LEGAL PROCEEDINGS..................................................   15
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   15

                                    PART II

  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS............................................................   16
  6.  SELECTED FINANCIAL DATA............................................   17
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS..............................................   18
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   25
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE...............................................   47

                                    PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   47
 11.  EXECUTIVE COMPENSATION.............................................   47
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   47
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   47

                                    PART IV

 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...   47

SIGNATURES.................................................................. S-1

                                    PART I

ITEM 1. BUSINESS

  Alexander Haagen Properties, Inc., a Maryland corporation (the "Company"), is a self-administered and self-managed real estate investment trust. The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of retail shopping centers in the Western United States.

  As of December 31, 1997, the Company owned a portfolio comprised of interests in 46 retail shopping centers (the "Properties"). See "Item 2-- Properties." All of the Properties and assets in the Company's portfolio are held and operated by Alexander Haagen Properties Operating Partnership, L.P., a California limited partnership (the "Operating Partnership" or "OP") and Alexander Haagen Properties Finance Partnership, L.P. (the "Finance Partnership"). The Company is the sole general partner of the Operating Partnership and owns a 79.1% interest therein. The Company owns 100% of the Finance Partnership and is its sole general partner while the Operating Partnership is its sole Limited Partner. The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

  On June 1, 1997 the Company entered into a Stock Purchase Agreement with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC, (together "LFREI"), providing for LFREI to invest a total of up to $235 million in Common Stock of the Company (the "Transaction"). Pursuant to the Stock Purchase Agreement the Company will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). The purchase price per share was determined as a result of arm's length negotiations between the Company and its advisors and LFREI and its advisors. On August 14, 1997, the Stockholders of the Company approved the Transaction.

  As of December 31, 1997, the Company had sold 4,006,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $60.1 million. On February 13, 1998 the Company sold an additional 2,700,000 shares to LFREI. As of February 13, 1998, LFREI is obligated to purchase a further 8,960,232 Shares of Common Stock for aggregate proceeds of $134.4 million (the "Remaining Equity Commitment"). As of such date, LFREI owned approximately 35.4% of the outstanding Common Stock.

  The Company must sell the Remaining Equity Commitment not later than February 14, 1999. If the Company has not drawn the Remaining Equity Commitment by such date, LFREI will have the right on such date to purchase such shares from the Company, at a price of $15.00 per share. If LFREI acquires all of the shares represented by the Remaining Equity Commitment (and assuming no other change in the number of outstanding shares), LFREI will own approximately 56.3% of the outstanding Common Stock (37.9% on a Diluted Basis).

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

  For a period of five years following stockholder approval (the "Standstill Period") and any Standstill Extension Term, LFREI and its affiliates may not
(i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock). As used herein, the term Adjusted Fully Diluted Basis shall mean on a Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding convertible debt or upon exercise of options granted under management benefit plans shall not be included. After giving effect to the sale of 15,666,666 shares to LFREI, and assuming no other change in the number of outstanding shares, LFREI will own 49.0% of the Common Stock on an Adjusted Fully Diluted Basis. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding convertible debt or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company's Board of Directors. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

  On November 24, 1997, the Company entered into an agreement (the "Separation Agreement") with Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen, III (collectively the "Haagen Family") in connection with their retirement from the Company. Under the terms of the Separation Agreement, the Haagen Family received $2.7 million in cash, vesting of all granted stock options and restricted stock awards, and the granting and vesting of previously committed restricted stock awards. In addition, for certain defined periods the Company agreed to continue to provide the Haagen Family certain medical benefits and administrative assistance. During 1997, the Company recorded a non-recurring charge of $9.4 million in connection with the Separation Agreement. Further, the Company has agreed to purchase, or cause to have purchased, substantially all of the Haagen Family's ownership interests in the Company on May 25, 1999.

  Through December 31, 1997, leasing and other property management functions were conducted at all of the Properties by Haagen Property Management, Inc., a California corporation ("HPMI"), pursuant to management agreements between the Operating Partnership, the Finance Partnership, and HPMI. As of December 31, 1997, HPMI employed a staff of 102 full-time real estate professionals with extensive experience, knowledge of local markets and an established track record with national, regional and local retailers. The Company believes that the expertise and relationships developed by these professionals enhance the Company's ability to attract and retain high quality tenants. The Company owned all of the outstanding non-voting preferred stock of HPMI, representing a 95% economic interest in HPMI. All of the outstanding voting common stock of HPMI, representing a 5% economic interest in HPMI, was held by certain executive officers of the Company. On December 31, 1997, the Company acquired the remaining 5% economic interest in HPMI by acquiring all of the voting common stock of HPMI. As of such date, all of the employees of HPMI became employees of the Operating Partnership. All of the assets and liabilities of HPMI have been consolidated into the Company as of December 31, 1997.

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

ITEM 2. PROPERTIES

  As of December 31, 1997, the Properties consisted of 22 neighborhood/community shopping centers, 8 promotional/power centers, 2 regional malls and 14 single tenant facilities, containing in the aggregate approximately 9.0 million square feet of total gross leasable area ("GLA"). Approximately 7.2 million square feet of GLA is owned by the Company, and the balance is owned by certain anchor retailers. The Company believes that management's attention to quality, design and aesthetics, tenant mix and other specific community needs position a number of the Properties among the premier retail shopping centers in their respective communities. The majority of the Properties are located throughout Southern California, including 14 in Los Angeles County, 5 in San Diego County, 3 in Orange County, 2 in San Bernardino County, 2 in Riverside County, 1 in Imperial County and 1 in Ventura County. Based on published industry sources, the Company believes that the geographic concentration of the Properties establishes it as one of the leading fully integrated owners, managers and developers of retail shopping centers in the Western United States. In addition to its Southern California Properties the Company has 7 Properties in Northern and Central California, 3 Properties in Arizona, 3 Properties in Oregon and 5 Properties in Washington.

  The Company's single tenant facilities range in size from approximately 36,800 square feet of total GLA to approximately 135,000 square feet of total GLA. The Company's neighborhood/community shopping centers and promotional/power centers range in size from approximately 66,000 square feet of total GLA to approximately 626,000 square feet of total GLA. The Company's regional malls range in size from approximately 810,000 square feet of GLA to approximately 1,232,000 square feet of GLA).

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

  During 1997, the Company substantially completed construction at its two Redevelopment Properties. At Covina Town Square, the former Sears was demolished and replaced with a 95,150 square foot building which has been leased to AMC Theatres that opened for business in February 1998. Medford Center in Medford, Oregon was transformed from an enclosed mall to an open air power center comprising 340,867 square feet of GLA, of which 84,000 is still under construction.

  Also, during 1997, the Company implemented an acquisition strategy designated to expand its portfolio of unenclosed anchored shopping centers in the Western United States. As a result of its acquisition strategy, the Company acquired 8 properties in 1997, aggregating approximately 848,000 square feet of GLA, with an aggregate purchase price of $91 million. The acquisitions consisted of the following:

                                                                         COMPANY
                                                                          OWNED
   DATE ACQUIRED                   PROPERTY NAME            LOCATION       GLA
   -------------                   -------------            --------     -------
   August 11, 1997.......... Ross Center                Portland, OR     132,465
   August 11, 1997.......... Pacific Linen              Lynwood, WA       69,432
   August 11, 1997.......... Vancouver Park Place       Vancouver, WA     77,989
   October 31,1997.......... Frontier Village           Lake Stevens, WA 153,433
   December 9, 1997......... Marshall's Plaza           Modesto, CA       79,000
   December 19, 1997........ Rheem Valley               Moraga, CA       158,093
   December 26, 1997........ Silverdale Shopping Center Silverdale, WA    67,290
   December 31, 1997........ Westgate North             Tacoma, WA       110,251

  Subsequent to December 31, 1997 the Company acquired eight properties, aggregating approximately 1,052,000 square feet of GLA, with an aggregate purchase price of $114 million. The acquisitions consist of the following:

                                                                        COMPANY
                                                                         OWNED
   DATE ACQUIRED       PROPERTY NAME                     LOCATION         GLA
   -------------       -------------                     --------       -------
   January 20, 1998... Covington Square            Kent, WA             155,370
   March 11, 1998..... Pavilions Centre            Federal Way, WA      200,191
   March 27, 1998..... Bakersfield Shopping Center Bakersfield, CA       14,115
   March 27, 1998..... Center of El Centro         El Centro, CA        179,189
   March 27, 1998..... Loma Square                 San Diego, CA        210,704
   March 27, 1998..... Vineyards Market Place      Rancho Cucamonga, CA  56,035
   March 27, 1998..... North County Plaza          Carlsbad, CA         153,325
   March 31, 1998..... Southpointe Plaza           Sacramento, CA        83,409

  The acquisitions were principally funded through proceeds from the sale of common stock to LFREI and borrowings on the Company's Secured Line of Credit.

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

  Thirty-seven of the Properties are owned by the Company in fee and 9 are held by the Company under long-term ground leases. Included in the long-term ground leases are the Partially-Owned Properties, in which the Company owns, directly or indirectly, partnership interests (75% in Kenneth Hahn Plaza and 34% in Vermont-Slauson Shopping Center).

DESCRIPTION OF PROPERTIES

  The following table summarizes certain information with respect to the Properties as of December 31, 1997.

                             YEAR OF                               TOTAL
                           CONSTRUCTION                          SHOPPING                         GLA
                             (OR MOST      OWNERSHIP      LAND    CENTER    COMPANY  GLA TO BE AVAILABLE     ANCHOR OR
                              RECENT        INTEREST      AREA      GLA    OWNED GLA   BUILT   FOR LEASE     PRINCIPAL
       PROPERTY NAME       RENOVATION)  (EXPIRATION)(1)  (ACRES) (SQ. FT.) (SQ. FT.) (SQ. FT.) (SQ. FT.)      TENANTS
       -------------       ------------ ---------------  ------- --------- --------- --------- ---------     ---------
 STABILIZED PROPERTIES
 REGIONAL MALLS
 Baldwin Hills Crenshaw         1988          Fee          42.0    809,980   349,980      --     349,980 Sears(2),
 Plaza....................                                                                               Robinson's-
 (Los Angeles, CA)                                                                                       May(2),
                                                                                                         Macy's(2),
                                                                                                         Lucky,
                                                                                                         TJ Maxx,
                                                                                                         Sony/Magic
                                                                                                         Johnson Theatres
 Media City Center........      1992      Ground Lease     37.1  1,231,670   802,060      --     802,060 Macy's, IKEA(2),
 (Burbank, CA)                               (2078)       -----  --------- ---------  -------  --------- Sears(2),
                                                                                                         Mervyn's(2),
                                                                                                         AMC Theatres,
                                                                                                         Sport Chalet,
                                                                                                         CompUSA,
                                                                                                         Barnes & Noble,
                                                                                                         Virgin Megastore
 Subtotal Regional Malls..                                 79.1  2,041,650 1,152,040      --   1,152,040
                                                          -----  --------- ---------  -------  ---------
 PROMOTIONAL/POWER CENTERS
 El Camino North..........      1982          Fee          54.0    451,301   324,801      --     324,801 Mervyn's(2),
 (Oceanside, CA)                                                                                         Toys 'R' Us(2),
                                                                                                         Montgomery
                                                                                                         Ward(3), Mann
                                                                                                         Theatres, Ross
                                                                                                         Stores
 Empire Center............      1993          Fee          60.5    626,496   261,996    4,645    266,641 Target(2),
 (Fontana, CA)                                                                                           Mervyn's(2),
                                                                                                         Miller's
                                                                                                         Outpost,
                                                                                                         Ross Store, Gap
                                                                                                         Old Navy
 Fullerton Town Center....      1987          Fee          21.7    391,347   278,647             278,647 Price Club(2),
 (Fullerton, CA)                                                                                         AMC Theatres,
                                                                                                         Toys 'R' Us,
                                                                                                         Office Depot,
                                                                                                         Aaron Bros. Art
                                                                                                         Mart
 Gresham Town Fair........      1988          Fee          25.6    264,649   264,649      --     264,649 Ross Stores,
 (Gresham, OR)                                                                                           Emporium, GI
                                                                                                         Joes,
                                                                                                         Craft Warehouse
 Montebello Town Square...      1992          Fee          24.5    250,438   250,438      --     250,438 Sears, Toys 'R'
 (Montebello, CA)                                                                                        Us, AMC
                                                                                                         Theatres, Petco
 The City Center..........    (1992)          Fee           6.8    194,193   194,193      --     194,193 Toys 'R' Us,
 (San Francisco, CA)                                      -----  --------- ---------  -------  --------- Mervyn's, Office
                                                                                                         Depot,
                                                                                                         Good Guys
 Subtotal                                                 193.1  2,178,424 1,574,724    4,645  1,579,369
 Promotional/Power                                        -----  --------- ---------  -------  ---------
 Centers..................
 NEIGHBORHOOD/COMMUNITY
 SHOPPING CENTERS
 Advantage/Sportmart          (1988)          Fee          10.3    117,860   117,860      --     117,860 Advantage
 Shopping Center..........                                                                               (Lucky),
 (San Diego, CA)                                                                                         SportMart
 Country Fair Shopping          1992          Fee          17.3    211,807   168,367      --     168,367 Albertson's(2),
 Center...................                                                                               PETsMART,
 (Chino, CA)                                                                                             Thrifty,
                                                                                                         Staples, T.J.
                                                                                                         Maxx
 Date Palm Center.........      1987          Fee          11.0    117,362   117,362    4,000    121,362 SAM's Club (Wal-
 (Cathedral City, CA)                                                                                    Mart)
 Fire Mountain Center.....      1987    Fee/Ground Lease    9.4     93,778    93,778      --      93,778 Strouds, Lamps
 (Oceanside, CA)                             (2038)                                                      Plus, Trader
                                                                                                         Joe's,
                                                                                                         Bookstar, Aaron
                                                                                                         Bros. Art Mart
 Frontier Village Shopping      1993          Fee          15.7    153,320   153,320      --     153,320 Safeway, Bartell
 Center...................                                                                               Drugs
 (Lake Stevens, WA)

                                   YEAR OF                              TOTAL
                                 CONSTRUCTION                         SHOPPING                         GLA
                                   (OR MOST      OWNERSHIP     LAND    CENTER    COMPANY  GLA TO BE AVAILABLE     ANCHOR OR
                                    RECENT       INTEREST      AREA      GLA    OWNED GLA   BUILT   FOR LEASE     PRINCIPAL
          PROPERTY NAME          RENOVATION)  (EXPIRATION)(1) (ACRES) (SQ. FT.) (SQ. FT.) (SQ. FT.) (SQ. FT.)      TENANTS
          -------------          ------------ --------------- ------- --------- --------- --------- ---------     ---------
 Gardena Gateway Center.........      1990          Fee          9.7     65,987    65,987      --      65,987 Thrifty, 99
  (Gardena, CA)                                                                                                Ranch Market
 Huntington Center..............    (1989)     Ground Lease      3.9    110,244   110,244      --     110,244 Toys 'R' Us,
  (Huntington Beach, CA)                          (2032)                                                       Lucky
 Kenneth Hahn Plaza.............      1987     Ground Lease     14.5    162,665   162,665    6,500    169,165 Food 4 Less,
  (Los Angeles, CA)                               (2052)                                                       Pic'N'Save,
                                                                                                               Thrifty,
                                                                                                               L.A. County
                                                                                                               Library, Super
                                                                                                               Trak Auto
 La Verne Towne Center..........      1986          Fee         19.1    231,143   231,143      --     231,143 Target,
  (La Verne, CA)                                                                                               Albertson's,
                                                                                                               Michael's
 Lakewood Plaza.................    (1989)     Ground Lease     11.1    113,511   113,511      --     113,511 Lucky Stores,
  (Bellflower, CA)                                (2032)                                                       Staples
 Marshall's Plaza ..............      1989          Fee          5.0     86,200    79,000      --      79,000 Marshall's, Good
  (Modesto, CA)                                                                                                Guys
 Pacific Linen Plaza............      1988          Fee          4.6     69,432    69,432      --      69,432 Pacific Linen,
  (Lynnwood, WA)                                                                                               Payless
                                                                                                               Shoesource
                                                                                                               Men's Wearhouse
 Parkway Place..................    (1989)     Ground Lease      9.7    118,920   118,920      --     118,920 Advantage
  (Escondido, CA)                                 (2037)                                                       (Lucky), Office
                                                                                                               Depot
 Pomona Gateway Center..........    (1993)          Fee          9.8    108,887   108,887      --     108,887 Vons, Pic'N'Save
  (Pomona, CA)
 Rheem Valley...................      1990          Fee         18.4    178,157   153,786      --     153,786 T.J. Maxx, Longs
  (Moraga, CA)                                                                                                 Drugs
 Rosedale Village Shopping            1991          Fee         10.6    217,006   127,527      --     127,527 Savemart,
  Center........................                                                                               Payless Drugs,
  (Bakersfield, CA)                                                                                            Kmart(2)
 Ross Center....................      1987          Fee         10.0    132,465   132,465      --     132,465 Ross Stores,
  (Portland, OR)                                                                                               Michael's, Pier
                                                                                                               1 Imports
 San Fernando Mission Plaza.....      1991          Fee          4.9     67,192    67,192      --      67,192 KV-Mart (Vons)
  (San Fernando, CA)
 Silverdale Shopping Center           1990          Fee          6.0     67,330    67,330      --      67,330 Ross Stores
  (Ross Plaza)..................
  (Silverdale, WA)
 Vancouver Park Place...........      1987          Fee          6.4     77,989    77,989      --      77,989 T.J. Maxx, Pier
  (Vancouver, WA)                                                                                              1 Imports,
                                                                                                               Olive Garden
 Vermont-Slauson Shopping             1981     Ground Lease     10.3    169,744   169,744      --     169,744 Ralph's Market,
  Center........................                  (2070)                                                       Kmart, Sav-On
  (Los Angeles, CA)                                                                                            Drugs
 Westgate North Shopping Center.      1980          Fee         13.3    112,592   110,251      --     110,251 Quality Food
  (Tacoma, WA)                                                 -----  --------- ---------  -------  ---------  Centers
 Subtotal Neighborhood/Community
  Shopping Centers .............                               231.0  2,783,591 2,616,760   10,500  2,627,260
                                                               -----  --------- ---------  -------  ---------
 SINGLE TENANT FACILITIES
 Home Base......................    (1988)          Fee          8.7    107,165   107,165      --     107,165 Home Base
  (Glendora, CA)
 Kmart..........................      1990          Fee          8.7    104,204   104,204      --     104,204 Kmart
  (Phoenix, AZ)
 Kmart..........................      1990          Fee          8.8     86,479    86,479      --      86,479 Kmart
  (Banning, CA)

                             YEAR OF                              TOTAL
                           CONSTRUCTION                         SHOPPING                         GLA
                             (OR MOST      OWNERSHIP     LAND    CENTER    COMPANY  GLA TO BE AVAILABLE     ANCHOR OR
                              RECENT       INTEREST      AREA      GLA    OWNED GLA   BUILT   FOR LEASE     PRINCIPAL
       PROPERTY NAME       RENOVATION)  (EXPIRATION)(1) (ACRES) (SQ. FT.) (SQ. FT.) (SQ. FT.) (SQ. FT.)     TENANTS
       -------------       ------------ --------------- ------- --------- --------- --------- ---------     ---------
 Kmart....................      1990          Fee          9.1     86,479    86,479      --      86,479 Kmart
 (El Centro, CA)
 Kmart....................      1990          Fee          6.8     86,479    86,479      --      86,479 Kmart
 (Los Banos, CA)
 Kmart....................      1990          Fee          6.2     86,479    86,479      --      86,479 Kmart
 (Madera, CA)
 Kmart....................      1990          Fee          8.3     86,479    86,479      --      86,479 Kmart
 (Rocklin, CA)
 Oracle Road..............    (1989)          Fee          8.1    102,400   102,400      --     102,400 Montgomery Ward
 (Tucson, AZ)
 SAM's Club...............    (1988)     Ground Lease      9.8    114,722   114,722      --     114,722 SAM's Club (Wal-
 (Downey, CA)                               (2009)                                                      Mart)
 SAM's Club...............    (1988)          Fee         11.5    119,126   119,126      --     119,126 SAM's Club (Wal-
 (Fountain Valley, CA)                                                                                  Mart)
 Sears....................    (1992)          Fee          4.3    134,644   134,644      --     134,644 Sears
 (Hollywood, CA)
 Smitty's.................    (1992)          Fee          8.5    106,265   106,265      --     106,265 Smitty's
 (Tucson, AZ)
 Vons.....................    (1989)          Fee          3.5     36,800    36,800      --      36,800 Vons
 (Escondido, CA)
 Vons.....................    (1993)     Ground Lease      9.8    102,400   102,400      --     102,400 Vons
 (Simi Valley, CA)                          (2023)       -----  --------- ---------  -------  ---------
 Subtotal Single Tenant                                  112.1  1,360,121 1,360,121      --   1,360,121
 Facilities...............                               -----  --------- ---------  -------  ---------
 SUBTOTAL STABILIZED                                     615.3  8,363,786 6,703,645   15,145  6,718,790
 PROPERTIES...............                               -----  --------- ---------  -------  ---------
 REDEVELOPMENT PROPERTIES
 PROMOTIONAL/POWER CENTERS
 Covina Town Square.......    (1997)          Fee         35.5    256,367   256,367  103,150    359,517 Home Depot,
 (Covina, CA)                                                   ---------                               Staples,
                                                                                                        PETsMART,
                                                                                                        Michael's, AMC
                                                                                                        Theatres(4)
 Medford Center...........    (1997)          Fee         30.1    341,733   256,987   83,880    340,867 Cinemark
 (Medford, OR)                                           -----  --------- ---------  -------  --------- Theaters, Sears,
                                                                                                        Emporium,
                                                                                                        Payless(2),
                                                                                                        Safeway(2),
                                                                                                        Circuit City
 SUBTOTAL REDEVELOPMENT                                   65.6    598,100   513,354  187,030    700,384
 PROPERTIES...............                               -----  --------- ---------  -------  ---------
 TOTAL ALL PROPERTIES.....                               680.9  8,961.886 7,216,999  202,175  7,419,174
                                                         =====  ========= =========  =======  =========

-----
(1) The date indicated is the expiration date of any ground lease after giving effect to all renewal periods.
(2) Anchor space not owned by the Company.
(3) Tenant has vacated space subsequent to December 31, 1997.
(4) Tenant opened for business subsequent to December 31, 1997. Space is reflected as GLA to be Built as of December 31, 1997.

PROPERTY PERFORMANCE SUMMARY

  The following table sets forth, on a property-by-property basis, the GLA leased to anchor tenants, pad tenants and shop tenants, as of December 31, 1997:

                         ANCHOR    PAD    SHOP              GLA TO                                  AVERAGE
                         GLA(1)  GLA(2)  GLA(3)  AVAILABLE BE BUILT                     ANNUALIZED   BASE     ANNUAL
                          (SQ.    (SQ.    (SQ.      GLA      (SQ.   TOTAL GLA  PERCENT     BASE      RENT   PERCENTAGE
     PROPERTY NAME        FT.)    FT.)    FT.)   (SQ. FT.)   FT.)   (SQ. FT.) LEASED(4)   RENT(5)   PSF(6)   RENT(7)
     -------------       ------- ------- ------- --------- -------- --------- --------- ----------- ------- ----------
STABILIZED PROPERTIES
REGIONAL MALLS
Baldwin Hills Crenshaw
Plaza..................  131,930  33,810 146,936   37,304     --      349,980    89.3   $ 5,948,426 $19.02   $ 95,873
Media City Center......  451,616  48,984 239,108   62,352     --      802,060    92.2    11,885,750  16.07    150,033
                         ------- ------- -------  -------   -----   ---------           -----------          --------
 Subtotal Regional
 Malls.................  583,546  82,794 386,044   99,656     --    1,152,040    91.3    17,834,176  16.95    245,906
                         ------- ------- -------  -------   -----   ---------           -----------          --------
PROMOTIONAL/POWER
CENTERS
El Camino North........  114,840 127,611  71,273   11,077     --      324,801    96.6     3,694,024  11.77     21,310
Empire Center..........   62,637  15,690  83,313  100,356   4,645     266,641    61.7     1,714,173  10.60        --
Fullerton Town Center..  177,653  19,722  60,510   20,762     --      278,647    92.5     3,828,872  14.85        --
Gresham Town Fair......  159,282  26,587  72,904    5,876     --      264,649    97.8     2,080,785   8.04     41,908
Montebello Town Square.  210,533   7,879  27,064    4,962     --      250,438    98.0     2,754,203  11.22        --
The City Center........  177,584     --   14,055    2,554     --      194,193    98.7     2,601,321  13.57        --
                         ------- ------- -------  -------   -----   ---------           -----------          --------
 Subtotal
 Promotional/Power
 Centers...............  902,529 197,489 329,119  145,587   4,645   1,579,369    90.8    16,673,378  11.67     63,218
                         ------- ------- -------  -------   -----   ---------           -----------          --------
NEIGHBORHOOD/COMMUNITY
SHOPPING CENTERS
Advantage/Sportmart
Shopping Center........  105,210  12,650     --       --      --      117,860   100.0     1,304,668  11.07      3,387
Country Fair Shopping
Center.................   85,725  27,341  26,311   28,990     --      168,367    82.8     1,814,547  13.02     18,455
Date Palm Center.......   99,919     --   15,044    2,399   4,000     121,362    98.0     1,738,558  15.12        --
Fire Mountain Center...   44,481  23,432  24,665    1,200     --       93,778    98.7     1,690,373  18.26     92,495
Frontier Village
Shopping Center........   68,473  22,023  61,624    1,200     --      153,320    99.2     1,492,242   9.81        --
Gardena Gateway Center.   41,300   5,062  19,625      --      --       65,987   100.0       998,838  15.14      6,249
Huntington Center......  105,879   4,365     --       --      --      110,244   100.0     1,174,979  10.66        --
Kenneth Hahn Plaza.....   97,186  11,798  36,225   17,456   6,500     169,165    89.3     1,378,987   9.50        --
La Verne Towne Center..  158,860   1,940  46,835   23,508     --      231,143    89.8     1,245,287   6.00        773
Lakewood Plaza.........   93,342   4,365  14,354    1,450     --      113,511    98.7     1,248,458  11.14        --
Marshall's Plaza.......   43,000     --   34,875    1,125     --       79,000    98.6     1,087,388  13.96        --
Pacific Linen Plaza....   25,000     --   40,147    4,285     --       69,432    93.8       855,811  13.14        --
Parkway Place..........   91,127  12,917   9,270    5,606     --      118,920    95.3     1,193,309  10.53     10,198
Pomona Gateway Center..   96,418   6,487   2,492    3,490     --      108,887    96.8       916,561   8.70        --
Rheem Valley...........   51,009   5,150  92,556    5,071     --      153,786    96.7     1,619,708  10.89        --
Rosedale Village.......   72,324   6,658  45,879    2,666     --      127,527    97.9     1,345,584  10.78        --
Ross Center............   53,331   7,000  69,377    2,757     --      132,465    97.9     1,473,247  11.36        --
San Fernando Mission
Plaza..................   50,508   2,293  14,391       --     --       67,192   100.0       895,422  13.33        --
Silverdale Shopping
Center.................   29,020     --   32,722    5,588     --       67,330    91.7       701,235  11.36        --
Vancouver Park Place...   33,938  14,900  27,421    1,730     --       77,989    97.8       851,972  11.17     17,400

                                      PAD                          GLA TO                                    AVERAGE
                          ANCHOR    GLA(2)     SHOP     AVAILABLE BE BUILT                       ANNUALIZED   BASE     ANNUAL
                          GLA(1)     (SQ.     GLA(3)       GLA      (SQ.    TOTAL GLA   PERCENT     BASE      RENT   PERCENTAGE
    PROPERTY NAME        (SQ. FT.)   FT.)    (SQ. FT.)  (SQ. FT.)   FT.)    (SQ. FT.)  LEASED(4)   RENT(5)   PSF(6)   RENT(7)
    -------------        ---------  -------  ---------  --------- --------  ---------  --------- ----------- ------- ----------
Vermont-Slauson
Shopping Center.....       142,411    3,720     23,613       --       --      169,744    100.0       981,232   5.78        --
Westgate North
Shopping Center.....        37,902   13,336     55,513     3,500      --      110,251     96.8     1,138,288  10.66        148
                         ---------  -------  ---------   -------  -------   ---------            -----------          --------
 Subtotal
 Neighborhood/Community
 Shopping Centers...     1,626,363  185,437    692,939   112,021   10,500   2,627,260     95.7    27,146,694  10.84    149,105
                         ---------  -------  ---------   -------  -------   ---------            -----------          --------
SINGLE TENANT
FACILITIES
Home Base...........       107,165      --         --        --       --      107,165    100.0       870,180   8.12        --
Kmart (Banning, CA).        86,479      --         --        --       --       86,479    100.0       457,744   5.29        --
Kmart (El Centro,
CA).................        86,479      --         --        --       --       86,479    100.0       507,915   5.87        --
Kmart (Los Banos,
CA).................        86,479      --         --        --       --       86,479    100.0       365,373   4.22        --
Kmart (Madera, CA)..        86,479      --         --        --       --       86,479    100.0       415,951   4.81        --
Kmart (Phoenix, AZ).       104,204      --         --        --       --      104,204    100.0       551,576   5.29        --
Kmart (Rocklin, CA).        86,479      --         --        --       --       86,479    100.0       411,132   4.75        --
Oracle Road.........       102,400      --         --        --       --      102,400    100.0       537,600   5.25        --
SAM's Club (Downey,
CA).................       110,822    3,900        --        --       --      114,722    100.0       730,884   6.37    105,860
SAM's Club (Fountain
Valley, CA).........       110,784    8,342        --        --       --      119,126    100.0     1,058,990   8.89     85,974
Sears...............       134,644      --         --        --       --      134,644    100.0       401,785   2.98        --
Smitty's............       103,025    3,240        --        --       --      106,265    100.0       348,134   3.28        --
Vons (Escondido,
CA).................        36,800      --         --        --       --       36,800    100.0       312,800   8.50        --
Vons (Simi Valley,
CA).................       102,400                           --       --      102,400    100.0       825,418   8.06        --
                         ---------  -------  ---------   -------  -------   ---------            -----------          --------
 Subtotal Single
 Tenant Facilities..     1,344,639   15,482        --        --       --    1,360,121    100.0     7,795,482   5.73    191,834
                         ---------  -------  ---------   -------  -------   ---------                                 --------
 SUBTOTAL STABILIZED
 PROPERTIES.........     4,457,077  481,202  1,408,102   357,264   15,145   6,718,790     94.7    69,449,730  10.94    650,063
                         ---------  -------  ---------   -------  -------   ---------            -----------          --------
REDEVELOPMENT
PROPERTIES
PROMOTIONAL/POWER
CENTERS
Covina Town Square..       171,233    6,500     49,654    28,980  103,150     359,517     88.7     4,552,039  14.11     92,125
Medford Center......       191,578    9,432     51,577     4,400   83,880     340,867     98.3     1,906,294   7.55    220,826
                         ---------  -------  ---------   -------  -------   ---------            -----------          --------
 SUBTOTAL
 REDEVELOPMENT
 PROPERTIES                362,811   15,932    101,231    33,380  187,030     700,384     93.5     6,458,333  11.23    312,951
                         ---------  -------  ---------   -------  -------   ---------            -----------          --------
TOTAL ALL
PROPERTIES..........     4,819,888  497,134  1,509,333   390,644  202,175   7,419,174     94.6   $75,908,063 $10.96   $963,014
                         =========  =======  =========   =======  =======   =========            ===========          ========
PERCENT OF TOTAL
GLA.................         64.96%    6.70%     20.34%     5.27%    2.73%     100.00%
                         =========  =======  =========   =======  =======   =========

----
(1) Anchor tenants are defined as those retail tenants occupying more than 25,000 square feet of GLA, 10% of a Property's aggregate GLA, or which represent a significant drawing power for the Property.
(2) "Pad" tenants means freestanding single tenants.
(3) Includes certain office space.
(4) Based upon Total GLA, excluding GLA to be built.
(5) Total annualized base rents of the Company for leases signed as of December 31, 1997, excluding (i) percentage rents, (ii) additional amounts payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements and (iii) future contractual rent escalations or cost of living increases.
(6) Calculated as total annualized base rent divided by GLA actually leased as of December 31, 1997.
(7) Annual percentage rent for the most recently reported 12-month period.

  The following table sets forth, as of December 31, 1997, square footage of GLA at each Property leased to national, regional and local retail tenants:

                                              TYPE OF RETAIL TENANT
                                   --------------------------------------------
     PROPERTY NAME                 NATIONAL(1) REGIONAL(2) LOCAL(3)     TOTAL
     -------------                 ----------- ----------- ---------  ---------
STABILIZED PROPERTIES
REGIONAL MALLS
Baldwin Hills Crenshaw Plaza.....     169,952     27,277     115,447    312,676
Media City Center................     527,367     79,316     133,025    739,708
PROMOTIONAL/POWER CENTERS
El Camino North..................     160,624     45,354     107,746    313,724
Empire Center....................      75,151     36,831      49,658    161,640
Fullerton Town Center............     195,682     19,385      42,818    257,885
Gresham Town Fair................      65,538     54,463     138,772    258,773
Montebello Town Square...........     216,056     15,061      14,359    245,476
The City Center..................     186,214        --        5,425    191,639
NEIGHBORHOOD/COMMUNITY SHOPPING
 CENTERS
Advantage/Sportmart Shopping
 Center..........................     110,210      4,275       3,375    117,860
Country Fair Shopping Center.....      96,736     12,805      29,836    139,377
Date Palm Center.................     101,144        --       13,819    114,963
Fire Mountain Center.............      65,710      7,500      19,368     92,578
Frontier Village Shopping Center.      65,429      7,333      79,358    152,120
Gardena Gateway Center...........      24,362     22,000      19,625     65,987
Huntington Center................     105,879        --        4,365    110,244
Kenneth Hahn Plaza...............     114,828      6,898      23,483    145,209
La Verne Towne Center............     183,659      8,937      15,039    207,635
Lakewood Plaza...................      99,331      7,525       5,205    112,061
Marshall's Plaza.................      59,294      8,863       9,718     77,875
Pacific Linen Plaza..............      22,279     32,536      10,332     65,147
Parkway Place....................     107,928      1,034       4,352    113,314
Pomona Gateway Center............      17,680     85,225       2,492    105,397
Rheem Valley.....................      82,650      2,539      63,526    148,715
Rosedale Village Shopping Center.      41,426     44,870      38,565    124,861
Ross Center......................      75,759      8,912      45,037    129,708
San Fernando Mission Plaza.......       5,913     56,949       4,330     67,192
Silverdale Shopping Center (Ross
 Plaza)..........................      42,055      5,147      14,540     61,742
Vancouver Park Place.............      59,661      5,270      11,328     76,259
Vermont-Slauson Shopping Center..     155,210      2,350      12,184    169,744
Westgate North Shopping Center...      10,504     44,152      52,095    106,751
SINGLE TENANT FACILITIES
Home Base........................     107,165        --          --     107,165
Kmart (Banning, CA)..............      86,479        --          --      86,479
Kmart (El Centro, CA)............      86,479        --          --      86,479
Kmart (Los Banos, CA)............      86,479        --          --      86,479
Kmart (Madera, CA)...............      86,479        --          --      86,479
Kmart (Phoenix, AZ)..............     104,204        --          --     104,204
Kmart (Rocklin, CA)..............      86,479        --          --      86,479
Oracle Road......................     102,400        --          --     102,400
SAM's Club (Downey, CA)..........     110,822        --        3,900    114,722
SAM's Club (Fountain Valley, CA).     119,126        --          --     119,126
Sears (Hollywood, CA)............     134,644        --          --     134,644
Smitty's (Tucson, AZ)............       3,240    103,025         --     106,265
Vons (Escondido, CA).............         --      36,800         --      36,800
Vons (Simi Valley, CA)...........         --     102,400         --     102,400
                                    ---------    -------   ---------  ---------
SUBTOTAL STABILIZED PROPERTIES...   4,358,227    895,032   1,093,122  6,346,381
                                    ---------    -------   ---------  ---------
REDEVELOPMENT PROPERTIES
PROMOTIONAL/POWER CENTERS
Covina Town Square...............     191,431        --       35,956    227,387
Medford Center...................     156,658     61,899      34,030    252,587
                                    ---------    -------   ---------  ---------
SUBTOTAL REDEVELOPMENT
 PROPERTIES......................     348,089     61,899      69,986    479,974
                                    ---------    -------   ---------  ---------
TOTAL ALL PROPERTIES.............   4,706,316    956,931   1,163,108  6,826,355
                                    =========    =======   =========  =========
PERCENT OF TOTAL LEASED GLA......       68.94%     14.02%      17.04%    100.00%
                                    =========    =======   =========  =========

--------
(1) National tenant refers to a business operating in three or more metropolitan areas located in at least three separate states.
(2) Regional tenant refers to a business operating in more than one metropolitan area in one or two states. Includes financial institutions.
(3) Local tenant refers to a business operating in only one metropolitan area.

  The following table sets forth, as of December 31, 1997 the annualized base rent of all of the Properties, the percentage of annualized base rent, the average rent per square foot and the percentage leased, broken down by type of tenant:

                                                               AVERAGE
                                                  % OF TOTAL ANNUAL BASE
                                      ANNUALIZED  ANNUALIZED  RENT PER   PERCENT
TYPE OF SPACE                          BASE RENT  BASE RENT  SQUARE FOOT LEASED
-------------                         ----------- ---------- ----------- -------
 Anchor.............................. $42,664,816    54.79%    $ 8.68     98.60%
 Pad.................................   6,918,087     9.41%     13.92     88.44%
 Shop................................  26,325,160    35.80%     17.41     85.43%
                                      -----------   ------     ------     -----
  TOTAL.............................. $75,908,063   100.00%    $10.96     94.60%
                                      ===========   ======     ======     =====

TENANT CONCENTRATION

  The following table sets forth, as of December 31, 1997 information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the Properties:

                                               PERCENTAGE
                                                OF TOTAL    TOTAL
                          NUMBER   ANNUALIZED  ANNUALIZED  TENANT    PERCENTAGE
    RETAIL TENANT(1)     OF STORES  BASE RENT  BASE RENT     GLA    OF TOTAL GLA
    ----------------     --------- ----------- ---------- --------- ------------
AMC Theatres(2).........      6    $ 5,899,895    7.77%     259,842     3.60%
SAM's Club/Wal-Mart
 Stores.................      3      3,138,834    4.14      321,525     4.46
Lucky Stores, Inc.......      5      3,081,453    4.06      308,170     4.27
Kmart Corp..............      7      2,927,871    3.86      619,103     8.58
Vons Companies, The.....      4      2,305,718    3.04      270,568     3.75
Toys 'R' Us.............      4      2,018,462    2.66      199,710     2.77
Sears Roebuck & Co......      3      1,368,774    1.80      312,537     4.33
Magic Johnson Theaters..      1      1,241,943    1.64       57,955     0.80
The Limited Stores......      8      1,169,530    1.54       63,457     0.88
Ross Dress for Less.....      5      1,110,610    1.46      145,012     2.01
Office Depot............      4      1,107,518    1.46      100,247     1.39
Dayton Hudson
 (Mervyn's/Target)......      2      1,031,500    1.36      198,138     2.75
Montgomery Ward(3)......      3        972,872    1.28      152,640     2.12
Payless ShoeSource,
 Inc....................     11        936,694    1.23       42,822     0.59
TJX.....................      4        903,520    1.19      105,697     1.46
Home Base...............      1        870,180    1.15      107,165     1.48
Federated Department
 Stores.................      1        832,542    1.10      220,800     3.06
Home Depot..............      1        805,000    1.06      102,485     1.42
Sport Chalet Sporting
 Goods..................      1        775,508    1.02       44,957     0.62
Staples, Inc............      3        756,042    1.00       69,935     0.97
                            ---    -----------   -----    ---------    -----
  TOTAL.................     77    $33,254,466   43.81%   3,702,765    51.31%
                            ===    ===========   =====    =========    =====

--------
(1) Excludes non-owned Anchors.
(2) Includes a 95,150 square foot complex located at Covina Town Square which opened in February 1998.
(3) Montgomery Ward at El Camino North vacated its space subsequent to December 31, 1997.

TENANT LEASE EXPIRATIONS AND RENEWALS

  The following table sets forth, as of December 31, 1997, tenant lease expirations for the next ten years at the Properties, assuming that no tenants exercise renewal options:

                                    APPROX.                    AVERAGE BASE     PERCENT OF
                                    GLA OF                       RENT PER      TOTAL LEASED
                           NO. OF  EXPIRING   ANNUALIZED BASE   SQUARE FOOT   SQUARE FOOTAGE
                           LEASES    LEASES       RENT OF          UNDER      REPRESENTED BY
LEASE EXPIRATION YEAR     EXPIRING (SQ. FT.)  EXPIRING LEASES EXPIRING LEASES EXPIRING LEASES
---------------------     -------- ---------  --------------- --------------- ---------------
 1998...................    229      456,075    $ 7,014,972       $15.38            6.59%
 1999...................    115      312,429      4,384,289        14.03            4.51
 2000...................    117      402,520      5,146,389        12.79            5.82
 2001...................    136      454,611      6,623,822        14.57            6.57
 2002...................    100      590,326      5,760,471         9.76            8.53
 2003...................     28      152,406      2,225,606        14.60            2.20
 2004...................     35      421,006      3,716,899         8.83            6.08
 2005...................     28      234,397      3,845,805        16.41            3.39
 2006...................     26      217,215      3,210,897        14.78            3.14
 2007...................     31      280,017      3,727,363        13.31            4.04
 Thereafter.............    101    3,400,503     30,251,550         8.90           49.13
                            ---    ---------    -----------                       ------
   TOTAL................    946    6,921,505    $75,908,063       $10.96          100.00%
                            ===    =========    ===========                       ======

DEBT SECURED BY PROPERTIES

  The following table summarizes the outstanding indebtedness secured by the Company's Properties as of December 31, 1997.

                                               OUTSTANDING   INTEREST    YEAR OF
                                                 BALANCE       RATE      MATURITY
                                              -------------- --------    --------
                                              (IN THOUSANDS)
Notes Payable--Insurance Companies:
  Covina Town Square.........................    $ 17,960      9.60%       2004
  Date Palm Center...........................       9,515     10.45        2002
  Vons (Escondido)...........................       2,726      9.30        1999
  Fire Mountain Center.......................       7,481     10.25        1999
  Home Base (Glendora).......................       6,110      9.50        1999
  Gardena Gateway Center.....................       6,710     10.05        2002
  Gresham Town Fair..........................       9,762      7.50        1999
  Westgate North.............................       5,955      8.30        2014
Note Payable--Pension Fund(1)................      30,691     11.45        2006
Note Payable--Pension Fund(1)................       9,884     10.90        2006
Note Payable--Financial Institution(2).......      22,540      8.94        2005
Note Payable--Financial Institution(2).......      33,474      9.00        2010
Tax Exempt Floating Rate Debt:
  Baldwin Hills Crenshaw Plaza...............      30,000      5.30        2014
  Kenneth Hahn Plaza.........................       6,000      5.20        2015
Secured line of credit(3)....................     108,727      6.63        2000
                                                 --------
TOTAL(4) ....................................    $307,535      9.73%(5)
                                                 ========

--------
(1) Represents two notes payable to a pension fund which are cross-collateralized by the following properties; Kmart (Rocklin), Kmart (El Centro), Kmart (Banning), Kmart (Los Banos), Kmart (Madera), Kmart (Phoenix), Advantage/Sportmart Shopping Center, Huntington Center, Oracle Road, Vons (Simi Valley), Lakewood Plaza, Sam's Club (Downey), and Parkway Place.

(2) This note is in two tranches which are cross-collateralized by the following properties; San Fernando Mission Plaza, Rosedale Village, Country Fair Shopping Center, Fullerton Town Center, La Verne Town Center, and Sam's Club (Fountain Valley).

(3) As of December 31, 1997, the Company had a line of credit outstanding with a financial institution (the "Credit Facility"), due December 2000. The Credit Facility is secured by Empire Center, Medford Center, Montebello Town Square, The City Center, Media City Center, Pacific Linen Plaza, Ross Center, Vancouver Park Place, Smitty's Tucson, Frontier Village and Marshall's Plaza. Subsequent to December 31, 1997, the Company has reduced the balance outstanding on its Credit Facility by a net amount of $7.1 million.

(4) Total debt does not include $6,125,000 of Community Facilities District Special Tax Bonds (CFD) issued by the City of Fontana, California. Debt service is provided through a special tax assessment on the parcels of land within the Empire Center.

(5) Weighted average rate of interest on mortgage debt.

  Aggregate future principal payments by year on the balance of mortgage indebtedness as of December 31, 1997 is as follows:

                                                                    AGGREGATE
                                                                    PRINCIPAL
      YEAR                                                           PAYMENTS
      ----                                                        --------------
                                                                  (IN THOUSANDS)
     1998........................................................    $  2,866
     1999........................................................      28,186
     2000........................................................       2,898
     2001........................................................       3,234
     2002........................................................      18,643
     2003........................................................       3,692
     2004........................................................      20,652
     2005........................................................      24,876
     2006........................................................      23,922
     2007........................................................         968
     Thereafter..................................................      68,871
                                                                     --------
       Total                                                         $198,808
                                                                     ========

  Total amount excludes $108,727,000 outstanding on the secured line of credit which is due on December 31, 2000.

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

  The lease-up period for Media City Center, Baldwin Hills Crenshaw Plaza and Empire Center expired on March 31, 1996. In connection with the completion of construction at Empire Center, certain improvements constructed during the lease-up period were not leased as of March 31, 1996. The independent directors determined that, the cost of construction of such improvements should be borne by the Company for purposes of calculating the issuance of additional OP Units for Empire Center and no OP Units would be issuable to the limited partners in connection with such unleased improvements. During the year ended December 31, 1995, the opening of approximately 38,000 square feet of retail and restaurant space at Media City Center, principally comprising a 30,000 square foot Virgin Megastore, and the 57,000 square foot Sony/Magic Johnson Theatres at Baldwin Hills Crenshaw Plaza, represented expansion of the Development Properties not contemplated at the IPO. Therefore, no additional OP Units were issued in connection with such expansions.

  On August 12, 1996, the Independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the limited partners. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The minority interest in the OP was thereby increased from 8% to approximately 26% effective July 1, 1996. As a result of the issuance of the 3,242,379 OP Units, minority interest was increased and additional paid-in capital decreased by approximately $31.5 million. The issuance of such additional OP Units in the third quarter of 1996 did not have a dilutive effect on net income per share.

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

OTHER ASSETS OF THE COMPANY

  The Company's interest in Media City Center (Burbank, California) includes an interest in two promissory notes issued by the Redevelopment Burbank Agency of the City of Burbank (the "Burbank Agency") which mature on February 1, 2016. The first note is unsecured and was issued by the Burbank Agency on November 15, 1989 with an $18.5 million principal amount and bears interest at 9.25% per annum. The note is nonrecourse to the Burbank Agency. On each semi-annual payment date the Burbank Agency is required to make payments on the note to the extent of 70% of the real property tax increment generated by Media City Center, with certain exceptions. The second note is secured by certain tax revenues and was issued by the Burbank Agency on December 6, 1990 with a $33 million initial principal amount and bears interest at 9.25% per annum. The note is nonrecourse to the Burbank Agency but is secured by certain real property tax increments generated by the property as well as certain sales and use taxes generated by the property. On each semi-annual payment date the Burbank Agency is required to make payments on the note only to the extent of such tax items, less rent paid by Macy's (formerly Bullock's). Any amount which accrues under the notes that is not required to be paid is added to the principal amount of such notes. Any principal or interest due on either of the notes which has not been paid (due to the permitted reductions and limitation on payments described above) as of their respective maturity dates will be forgiven, and it is not likely that the full face amount of the notes and the interest thereon will be paid by such maturity dates. During the years ended December 31, 1997, 1996 and 1995, the Company recognized income of approximately $2,656,000, $2,797,000 and $2,756,000, respectively, pursuant to the terms of such agency note agreements.

  Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton and Chino, other income was recognized for the years ended December 31, 1997, 1996 and 1995 from Fullerton Town Center of $48,000, $57,000, and $59,000 respectively, and Country Fair Shopping Center of 147,000, $146,000 and $122,000 respectively. Such commitments expire in 2013 and 2001 for Fullerton and Chino, respectively, and any balance owing to the Company at expiration will be forgiven and discharged.

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

  Pursuant to an Environmental Indemnity Agreement the transferors of the 36 properties acquired at the time of the Company's formation in December 1993 (the "Original Properties") have agreed to provide certain indemnities to the Company for environmental liabilities that may arise with respect to any contamination on or affecting the condition of the Original Properties which was known as of December 27, 1993 or which becomes known after December 27, 1993 as a result of additional environmental testing commenced prior to December 27, 1993. Pursuant to the transfer documents with respect to Rosedale Village, Gresham Town Fair, Medford Center and LaVerne Towne Center (the "1994 Acquisition Properties"), the transferors of such properties provided certain indemnities with respect to environmental liabilities to the Company. Because responsibility for such matters is being retained by the transferors no liabilities have been recorded in the financial statements of the Company with respect to such matters. No environmental costs were incurred by the Company during the years ended December 31, 1997, 1996 and 1995.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1997, no matters were submitted for a vote of stockholders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the American Stock Exchange ("ASE") under the symbol "ACH." At February 28, 1998, the Company had approximately 200 stockholders of record and approximately 6,000 beneficial owners. The following table sets forth quarterly high and low closing sales prices of the Common Stock reported on the ASE and the dividends paid by the Company with respect to each period.

                                                                       DIVIDENDS
                                                                       DECLARED
   THREE MONTHS ENDED:                                  HIGH     LOW   PER SHARE
   -------------------                                 ------- ------- ---------
   December 31, 1997.................................. $18.250 $15.500   $0.36
   September 30, 1997.................................  16.875  15.250    0.36
   June 30, 1997......................................  16.250  13.000    0.36
   March 31, 1997.....................................  16.000  13.750    0.36
   December 31, 1996..................................  15.000  13.750    0.36
   September 30, 1996.................................  14.500  12.250    0.36
   June 30, 1996......................................  13.375  10.875    0.36
   March 31, 1996.....................................  12.125  11.500    0.36

  Distributions included a return of capital component of approximately 72%, 76% and 60%, for the years ended December 31, 1997, 1996 and 1995, respectively. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, its financial condition and such other factors as the Board of Directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code, the Company is required to make distributions to holders of its shares which will be at least 95% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Code.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the Company and the Predecessor Affiliates on a historical basis. The following data should be read in conjunction with management's discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                                         YEAR ENDED DECEMBER 31
                              -------------------------------------------------
                                1997       1996      1995      1994      1993
                              ---------  --------  --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA AND
                                          NUMBER OF PROPERTIES)
STATEMENTS OF OPERATIONS
 DATA:
Total operating revenues....  $  88,961  $ 87,719  $ 81,323  $ 73,199  $ 54,795
                              ---------  --------  --------  --------  --------
Expenses:
  Interest..................     36,083    35,516    32,304    27,952    33,373
  Property operating costs..     25,495    25,633    26,059    21,299    20,215
  Depreciation and
   amortization.............     18,333    17,118    20,018    18,695    14,143
  Non-recurring items.......      9,355     6,638       --        --      1,578
  General and
   administrative...........      5,166     5,064     5,334     3,260     2,047
                              ---------  --------  --------  --------  --------
Total expenses..............     94,432    89,969    83,715    71,206    71,356
                              ---------  --------  --------  --------  --------
(Loss) income before other
 items......................     (5,471)   (2,250)   (2,392)    1,993   (16,561)
Equity in income of
 management company.........         19       --          4       137       122
Minority interests..........      1,229       245       (20)     (460)     (382)
Extraordinary items.........       (422)      --        --        --     (9,905)
                              ---------  --------  --------  --------  --------
Net (loss) income...........  $  (4,645) $ (2,005) $ (2,408) $  1,670  $(26,726)
                              =========  ========  ========  ========  ========
Net (loss) income per share,
 basic......................  $   (0.35) $  (0.17) $  (0.20) $   0.14
Dividends per share.........  $    1.44  $   1.44  $   1.44  $   1.44
Weighted average shares of
 common stock outstanding...     13,312    12,024    11,964    11,678
OTHER DATA:
Funds from Operations(1):
  Basic.....................  $  21,924  $ 20,893  $ 17,075  $ 20,249
  Diluted...................     35,793    34,765    30,943    34,230
Cash Flows From:
  Operating Activities......  $  22,685  $ 22,414  $ 19,910  $ 21,387  $ (2,311)
  Investing Activities......   (113,318)  (20,522)  (32,075)  (44,553)  (75,707)
  Financing Activities......     88,305       362    11,326    19,978    92,476
Number of operating
 Properties (at end of
 period)....................         46        38        40        40        36
Gross Leasable Area owned
 (sq. ft.)
 (at end of period) ........      7,217     6,570     6,740     6,450     5,448
                                              DECEMBER 31,
                              -------------------------------------------------
                                1997       1996      1995      1994      1993
                              ---------  --------  --------  --------  --------
                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Real estate before
 accumulated depreciation...  $ 783,279  $659,565  $653,058  $618,427  $553,414
Total assets................    710,713   594,876   605,777   590,030   541,738
Total debt and other
 liabilities................    519,441   434,603   421,561   385,258   330,105
Minority interests..........     41,433    43,647    16,765    18,433    18,549
Redeemable Common Stock.....      8,385       --        --        --        --
Stockholders' equity........    141,454   116,626   167,451   186,339   193,084

--------
(1) The Company computes funds from operations ("FFO") on both a basic and a diluted basis and considers Operating Partnership Units as the equivalent of shares for the purpose of these computations. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock as well as other common stock equivalents. For further discussion of FFO, see Item 7--Management's Discussion and Analysis of Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

 Comparison of the year ended December 31, 1997 to the year ended December 31, 1996.

  Operating revenues increased by $1.3 million to $89.0 million for the year ended December 31, 1997 from $87.7 million for the year ended December 31, 1996. The increase was primarily a result of higher occupancy levels at Media City Center and Baldwin Hills Crenshaw Plaza and the acquisition of eight properties during the third and fourth quarters of 1997. These increases were partially offset by the loss of revenue at the former Sears store at Covina Town Square and the loss of revenue resulting from the closure of the IKEA Store at Empire Center.

  Interest expense increased by $0.6 million from $35.5 million for the year ended December 31, 1996 to $36.1 million for the year ended December 31, 1997. The increase is principally a function of borrowings on the Company's line of credit to finance its recent acquisitions.

  Property operating costs were consistent from December 31, 1997 to 1996 decreasing from $25.6 million to $25.5 million.

  Depreciation and amortization expense increased by $1.2 million from $17.1 million for the year ended December 31, 1996 to $18.3 million for the year ended December 31, 1997. This increase was a result of an overall increase in investment in rental properties.

  During the fourth quarter of 1997, the Company recorded a $9.4 million non-recurring charge related to the Separation Agreement. This consists of $2.7 million in cash payment made in January 1998, vesting of outstanding stock options and restricted stock grants, granting and vesting of previously committed restricted stock awards and the value attributed to the Company's agreement to repurchase, or cause to have repurchased, substantially all of the Haagen Family's ownership in the Company at a minimum price of $17 per share.

  During 1996 the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Also in 1996 the Company recorded a non-cash charge of $2.1 million related to the write-off of the net book value of a building which was demolished.

  During 1996, the Company sold two single tenant facilities for a net gain on sale of $2.4 million.

  During 1997, the Company incurred an extraordinary loss on the early extinguishment of debt of $422,000 related to the write-off of unamortized deferred financing costs.

  Income before other items decreased by $0.5 million from $4.4 million for the year ended December 31, 1996 to $3.9 million for the year ended December 31, 1997 for the reasons stated above.

 Comparison of the year ended December 31, 1996, to the year ended December 31, 1995.

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

  On October 31, 1996, the Sears store in the Covina Town Square power center (Covina, California) vacated its premises. Annual rental revenues received from Sears were $851,000. The Company has signed a lease with AMC Theatres for a 30 screen multiplex theater on the former Sears site; however, through the completion of the theater (in February, 1998) the impact from the loss of the Sears revenues was approximately $0.015 per share on a quarterly basis. In connection with signing the lease with AMC Theatres, the Company recorded a non-recurring non-cash charge of $2.1 million to write-off the net book value of the demolished Sears building. Covina Town Square is a 422,000 square foot power center; other tenants include Home Depot, Petsmart and Staples.

  The non-recurring items detailed in the above three paragraphs aggregate to a net charge of $6.6 million.

  Loss from operations before minority interests decreased by $0.1 million from a loss of $2.4 million for the year ended December 31, 1995 to a loss of $2.3 million for the year ended December 31, 1996 for the reasons stated above.

 Selected Property Financial Information

  Net Operating Income (defined as operating revenues less property operating costs) for the Company's properties was as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
   Stabilized Properties:
     Regional Malls..................................... $17,698 $16,997 $11,830
     Power Centers......................................  15,974  16,345  15,319
     Community Centers..................................  17,971  16,867  17,316
     Single Tenants.....................................   7,903   7,856   6,914
   Redevelopment Properties:
     Medford Center.....................................   1,140     989     975
     Covina Town Square.................................   2,438   2,764   2,587
   Other Income.........................................     342     268     323
                                                         ------- ------- -------
   Net Operating Income................................. $63,466 $62,086 $55,264
                                                         ======= ======= =======

  The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Stabilized Properties:
     Regional Malls...................................     91.3%        92.5%
     Power Centers....................................     90.8         95.4
     Community Centers................................     95.7         95.9
     Single Tenants...................................    100.0        100.0
   Redevelopment Properties:
     Covina Town Square...............................     88.7         88.3
     Medford Center...................................     98.3         97.0
   Aggregate Portfolio................................     94.6         95.8

  During 1997 the Company signed leases for approximately 374,000 square feet, including 116,000 square feet at its Redevelopment Properties. Such signed leases resulted in an increase in the overall rent per square foot of the Company's portfolio to $10.97 per square foot at December 31, 1997 from $10.61 per square foot at December 31, 1996.

  In the first quarter of 1997 the non-owned IKEA store and several other tenants at Empire Center (Fontana, California) vacated their premises. The leased space at Empire Center decreased to 61.7% at December 31, 1997. Leased space at the Company's aggregate portfolio decreased to 94.6% from 95.8% at December 31, 1997.

FUNDS FROM OPERATIONS

  The Company considers Funds From Operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO was originally defined by the National Association of Real Estate Investment Trusts

("NAREIT") as net income plus depreciation and amortization, less gains on sales of properties. In a March 1995 white paper, NAREIT adopted a revised definition of FFO. The principal change is that the revised definition does not permit depreciation or amortization of non-real estate assets to be added back in computing FFO. The Company historically added back amortization of deferred financing costs in computing FFO. Additionally, the revised definition also permits FFO to be adjusted for significant non-recurring items.

  The Company adopted the revised definition of FFO commencing January 1, 1996. The Company has restated its FFO for comparable periods as if the new definition had been adopted at that date. Management concurs with NAREIT in believing that reductions for the depreciation and amortization of real estate and its related costs are not meaningful in evaluating income-producing real estate.

  The Company computes FFO on both a basic and a diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock as well as other common stock equivalents. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                     1997     1996     1995
                                                   --------  -------  -------
Net Loss.......................................... $ (4,645) $(2,005) $(2,408)
Adjustments to reconcile net loss to funds from
 operations:
Depreciation and Amortization:
  Buildings and improvements......................   12,161   11,615   17,046
  Tenant improvements and allowances..............    4,635    4,284    2,310
  Leasing costs...................................    1,451    1,163      662
Non-recurring charges, net........................    9,355    6,638      --
Minority Interests................................   (1,810)    (802)    (535)
Extraordinary Loss on Early Extinguishment of
 Debt.............................................      422      --       --
Other.............................................      355      --       --
                                                   --------  -------  -------
Funds from Operations, basic......................   21,924   20,893   17,075
Debenture interest expense........................   12,569   12,573   12,570
Amortization of debenture financing costs.........    1,300    1,299    1,298
                                                   --------  -------  -------
Funds from Operations, diluted                     $ 35,793  $34,765  $30,943
                                                   ========  =======  =======
SUPPLEMENTAL DISCLOSURES
Expansion of Portfolio:
  Acquisitions.................................... $ 91,382  $   --   $   --
  Construction and Development....................   31,749   13,315   34,116
  Leasing.........................................    2,096    2,106    2,822
                                                   --------  -------  -------
                                                   $125,227  $15,421  $36,938
                                                   ========  =======  =======
Releasing and Maintenance of Portfolio:
  Construction and Development.................... $    583  $   635  $   515
  Leasing.........................................      107      417      284
                                                   --------  -------  -------
                                                   $    690  $ 1,052  $   799
                                                   ========  =======  =======
Straight-line rental income....................... $    --   $   --   $ 1,266
                                                   ========  =======  =======

  The Company considers any space that was vacant or unbuilt at the date of its initial public offering to be expansion of its portfolio.

  Funds from operations, on a basic basis, increased to $21.9 million for the year ended December 31, 1997, as compared to $20.9 million for the same period in 1996. On a diluted basis, assuming conversion of the debentures and other common stock equivalents, funds from operations increased to $35.8 million from $34.8 million. The increase in funds from operations is principally a function of acquisitions and increases in cash flow at Media City Center and Baldwin Hills Crenshaw Plaza. However, improvements in the economic performance of the properties were mitigated by the closure of the IKEA store at Empire Center and the loss of revenue from the former Sears store at Covina Town Square. During 1997 and 1996, the Company recorded non-recurring charges of $9.4 million and $6.6 million, respectively. The 1997 charge related to the retirement of the Haagen Family while the 1996 charge resulted from an increase to the reserve against the receivable for straight-line rents, a $2.1 million charge to write-off the net book value of a building to be demolished, and a net gain on sale of properties of $2.4 million. Such non-recurring items were not included in the computation of FFO as the Company considers them to be significant non-recurring events that if deducted would materially distort the comparative measurement of Company performance.

  Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Further, the methodology for computing FFO utilized by the Company may differ from that utilized by other equity REITs and, accordingly may not be comparable to such other REITs.

CASH FLOWS

  Net cash provided by operations for the year ended December 31, 1997 was $22.7 million compared to $22.4 million for the prior year. The principal reasons for the increase in net cash from operations are discussed in Results of Operations above.

  Net cash used by investing activities increased by $92.8 million to $113.3 million from $20.5 million for the prior year. The increase is a direct result of the acquisitions made during 1997 of $91.4 million. Net cash provided by financing activities was $88.3 million for the year ended December 31, 1997, an increase of $87.9 million from the prior year. This increase includes $58.7 million in proceeds from the sale of common stock to LFREI. In addition, the Company drew an additional $44 million against its secured line of Credit. These increases were offset by increased restricted cash requirements, the costs of obtaining both equity and debt financing and an increase in dividends and distributions as a result of the issuance of common stock and OP units.

  Net cash provided by operations was $22.4 million for the year ended December 31, 1996, compared to $19.9 million for the year ended December 31, 1995. The principal reasons for the increase in net cash from operations are discussed in Results of Operations above.

  Net cash used by investment activities decreased to $20.5 million for the year ended December 31, 1996 from $32.1 million for the year ended December 31, 1995. This reflects a decrease in the level of construction and development activity of $10.3 million, $5.0 million paid in settlement of certain other liabilities and net proceeds from the sale of two rental properties of $6.3 million. Net cash provided by financing activities was $0.4 million for the year ended December 31, 1996, a decrease of $10.9 million from the prior year. This decrease includes $2.6 million in principal re-payments in connection with the sale of rental property, a decrease in cash generated from restricted cash of $1.8 million, and a net $6.5 million decrease in net additional borrowings.

LIQUIDITY SOURCES AND REQUIREMENTS

  In December 1997, the Operating Partnership entered into a new revolving line of credit with a maximum borrowing limit of $250 million (the "Credit Facility"). The Credit Facility will now primarily provide continued funding for the Company's planned acquisition and redevelopment activities. The Credit Facility expires in December 2000. Borrowings under the Credit Facility are secured by first mortgage liens on Montebello Town Square, The City Center, Media City Center, Empire Center, Medford Center, Pacific Linen Plaza, Ross Center, Vancouver Park Place, Smitty's Tucson, Frontier Village and Marshalls Plaza. At February 28, 1998, outstanding borrowings on the Credit Facility were approximately $101.7 million, with an additional $4.2 million having been utilized to provide letters of credit.

  To the extent that borrowings under the Credit Facility are less than the outstanding commitment from LFREI the interest rate will be London Inter-Bank Offering Rate ("LIBOR") plus 100 basis points. To the extent the borrowings are in excess of the outstanding LFREI commitment such excess will bear interest at LIBOR plus 137.5 basis points.

  Upon conversion to an unsecured facility, borrowings will bear interest at varying rates based upon the company's leverage ratio and investment grade rating interest. The range of rates is from 75 to 137.5 basis points over LIBOR.

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

  As of December 31, 1997, the Company had sold 4,006,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $60.1 million. On February 13, 1998 the Company sold an additional 2,700,000 shares to LFREI for proceeds of $40.5 million, reducing the Remaining Equity Commitment to $134.4 million.

  Loans maturing of $28.2 million in 1999 and $18.7 million in 2002, as well as significant amounts due from 2004 to 2015, may require refinancing. Additionally, the Company's secured line of credit is due in 2000 and the convertible debentures of $138.6 million and exchangeable debentures of $30.0 million are due in 2001 and 2003, respectively. See "Item 2--Properties." The Company believes, based on the collateral available within the Properties and improvements in cash flow at the Redevelopment Properties, that it will be able to effect such refinancings for the foreseeable future.

  The Company anticipates continuing to execute its acquisition and redevelopment strategy during the next 12 months. The Company believes that such acquisitions will be funded from the LFREI Equity Commitment, the Company's Credit Facility, future debt refinancings and financings, and the issuance of equity.

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

ADOPTION OF ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting this statement.

YEAR 2000 COMPLIANCE

  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process information containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

  As the Company principally relies on third party vendors for its applications, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Company has received statements of compliance from its primary third party vendors which state that their systems will be in compliance by 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

  The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Alexander Haagen Properties, Inc.:

  We have audited the accompanying consolidated balance sheets of Alexander Haagen Properties, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14.A.2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Deloitte & Touche LLP

Los Angeles, California
February 20, 1998

                       ALEXANDER HAAGEN PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            1997       1996
                                                          ---------  ---------
                         ASSETS
Rental properties (Notes 2, 3, 5 and 6).................. $ 783,279  $ 659,565
  Accumulated depreciation and amortization..............  (121,202)  (104,330)
                                                          ---------  ---------
Rental properties, net...................................   662,077    555,235
Cash and cash equivalents................................     3,613      5,941
Tenant receivables, net (Note 2).........................     6,017      5,987
Other receivables (Note 2)...............................     4,449      3,650
Receivable from management company (Note 12).............       --       1,055
Investment in management company (Note 12)...............       --         621
Restricted cash (Note 5).................................     9,435      3,252
Note Receivable from Officer (Note 4)....................     3,126        --
Deferred charges, net (Note 2)...........................    19,759     18,365
Other assets.............................................     2,237        770
                                                          ---------  ---------
    TOTAL................................................ $ 710,713  $ 594,876
                                                          =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Secured Debt (Notes 5 and 11).......................... $ 313,660  $ 242,641
  7 1/2% Convertible subordinated debentures (Notes 6 and
   11)...................................................   138,599    138,599
  7 1/4% Exchangeable subordinated debentures (Notes 6
   and 11)...............................................    30,000     30,000
  Accrued construction costs.............................    10,996      1,207
  Accounts payable and other accrued expenses (Note 12)..     8,482      5,340
  Accrued dividends and distributions (Note 8)...........     7,371      7,039
  Accrued interest.......................................     5,604      5,490
  Tenant security and other deposits.....................     4,729      4,287
                                                          ---------  ---------
    Total liabilities....................................   519,441    434,603
                                                          ---------  ---------
MINORITY INTERESTS (Notes 1, 2 and 13):
  Operating Partnership..................................    39,685     41,640
  Other minorities.......................................     1,748      2,007
                                                          ---------  ---------
    Total minority interests.............................    41,433     43,647
                                                          ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 13)
REDEEMABLE COMMON STOCK (Note 7):
  510,034 shares outstanding as of December 31, 1997,
   redeemable on May 25, 1999............................     8,385        --
                                                          ---------  ---------
STOCKHOLDERS' EQUITY (Notes 6, 8, and 9):
  Common stock ($.01 par value, 50,000,000 shares
   authorized; 15,664,814 and 12,024,378 shares issued
   and outstanding at December 31, 1997 and 1996,
   respectively).........................................       157        120
  Additional paid-in capital.............................   223,972    174,792
  Accumulated distributions and deficit..................   (82,675)   (58,286)
                                                          ---------  ---------
    Total stockholders' equity...........................   141,454    116,626
                                                          ---------  ---------
    TOTAL................................................ $ 710,713  $ 594,876
                                                          =========  =========

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      THREE YEARS ENDED DECEMBER 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      1997     1996     1995
                                                     -------  -------  -------
REVENUES (Note 2):
  Rental revenues................................... $64,682  $62,538  $58,501
  Expense Reimbursements............................  19,204   19,902   18,339
  Percentage rents..................................     982      771      480
  Other income......................................   4,093    4,508    4,003
                                                     -------  -------  -------
      Total revenues................................  88,961   87,719   81,323
                                                     -------  -------  -------
EXPENSES:
  Interest (Notes 2, 5 and 12)......................  36,083   35,516   32,304
  Property operating costs:
    Common area.....................................  13,925   13,587   13,885
    Property taxes..................................   7,663    7,488    7,866
    Leasehold rentals (Note 13).....................   1,634    1,624    1,617
    Marketing.......................................     529    1,121    1,073
    Other operating.................................   1,744    1,813    1,618
  Depreciation and amortization.....................  18,333   17,118   20,018
  Non-recurring charges (Notes 1 and 12)............   9,355    9,044      --
  General and administrative (Note 12)..............   5,166    5,064    5,334
                                                     -------  -------  -------
      Total expenses................................  94,432   92,375   83,715
                                                     -------  -------  -------
LOSS FROM OPERATIONS BEFORE OTHER ITEMS.............  (5,471)  (4,656)  (2,392)
NET GAIN ON SALE OF RENTAL PROPERTIES...............     --     2,406      --
EQUITY IN INCOME OF MANAGEMENT COMPANY (Note 10)....      19      --         4
MINORITY INTERESTS (Note 2):
  Operating Partnership.............................   1,508      526      209
  Other minorities..................................    (279)    (281)    (229)
                                                     -------  -------  -------
NET LOSS BEFORE EXTRAORDINARY ITEM..................  (4,223)  (2,005)  (2,408)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT
 (Note 5)...........................................    (422)     --       --
                                                     -------  -------  -------
NET LOSS............................................ $(4,645) $(2,005) $(2,408)
                                                     =======  =======  =======
BASIC LOSS PER SHARE (Note 2):
  NET LOSS BEFORE EXTRAORDINARY ITEM................ $ (0.32) $ (0.17) $ (0.20)
  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
   DEBT.............................................   (0.03)     --       --
                                                     -------  -------  -------
  NET LOSS ......................................... $ (0.35) $ (0.17) $ (0.20)
                                                     =======  =======  =======

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            COMMON STOCK
                          ------------------ ADDITIONAL  ACCUMULATED      TOTAL
                          NUMBER OF           PAID-IN   DISTRIBUTIONS STOCKHOLDERS'
                            SHARES    AMOUNT  CAPITAL    AND DEFICIT     EQUITY
                          ----------  ------ ---------- ------------- -------------
JANUARY 1, 1995.........  11,877,824   $119   $205,528    $(19,308)     $186,339
Conversions of
 Convertible Debentures
 into Common Stock (Note
 6).....................      55,555               968                       968
Conversions of OP Units
 into Common Stock and
 effect of issuing OP
 Units (Note 2).........      90,663      1       (199)                     (198)
Net loss................                                    (2,408)       (2,408)
Dividends declared (Note
 8).....................                                   (17,250)      (17,250)
                          ----------   ----   --------    --------      --------
DECEMBER 31, 1995.......  12,024,042    120    206,297     (38,966)      167,451
Adjustment in connection
 with issuance of OP
 Units (Note 12)........                                   (31,509)      (31,509)
Exercise of stock
 options................         336                 4                         4
Net Loss................                                    (2,005)       (2,005)
Dividends declared (Note
 8).....................                                   (17,315)      (17,315)
                          ----------   ----   --------    --------      --------
DECEMBER 31, 1996.......  12,024,378    120    174,792     (58,286)      116,626
Issuance of Common Stock
 (Note 1)...............   4,006,434     40     58,242                    58,282
Exercise of Stock
 Options (Note 9).......      36,369      1        441                       442
Reclassification to
 Redeemable Common
 Stock (Note 7).........    (510,034)    (5)    (8,380)                   (8,385)
Restricted Stock Grants
 (Notes 9 and 12).......     101,000      1         65                        66
Adjustment in connection
 with Haagen Separation
 (Note 12)..............                         4,549                     4,549
Conversion of OP Units
 into Common Stock
 and adjustment to
 Minority Interest in OP
 (Note 2)...............       6,667            (5,737)                   (5,737)
Net Loss................                                    (4,645)       (4,645)
Dividends declared (Note
 8).....................                                   (19,744)      (19,744)
                          ----------   ----   --------    --------      --------
DECEMBER 31, 1997.......  15,664,814   $157   $223,972    $(82,675)     $141,454
                          ==========   ====   ========    ========      ========

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                    1997       1996      1995
                                                  ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................  $  (4,645) $ (2,005) $ (2,408)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization of rental
   properties...................................     18,333    17,118    20,018
  Amortization of deferred financing costs......      2,074     2,058     1,861
  Loss on early extinguishment of debt..........        422       --        --
  Non-recurring charge--Haagen Separation.......      9,355       --        --
  Non-recurring provision for unbilled deferred
   rent.........................................        --      6,900       --
  Non-recurring charge for building demolition..         57     2,144       --
  Net gain on sale of rental properties.........        --     (2,406)      --
  Equity in income of management company........        (19)      --         (4)
  Minority interests in operations..............     (1,229)     (245)       20
  Net changes in operating assets and
   liabilities..................................     (1,663)   (1,150)      423
                                                  ---------  --------  --------
    Net cash provided by operating activities...     22,685    22,414    19,910
                                                  ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties.....................    (85,420)      --        --
  Construction and development costs............    (24,772)  (21,795)  (32,075)
  Note Receivable from Officer..................     (3,126)      --        --
  Payment of other liabilities..................        --     (5,000)      --
  Proceeds from sale of rental properties.......        --      6,273       --
                                                  ---------  --------  --------
    Net cash used in investing activities.......   (113,318)  (20,522)  (32,075)
                                                  ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from mortgage financing.....        --        --     56,900
  Principal payments on mortgage financing......     (2,464)   (4,883)   (1,922)
  Borrowings on secured line of credit..........    195,522    28,000    22,500
  Repayments of secured line of credit..........   (127,995)   (4,000)  (47,445)
  Proceeds from issuance of common stock........     58,664       --        --
  Costs of obtaining financing..................     (3,118)     (284)   (2,343)
  (Increase) decrease in restricted cash........     (6,183)      933     2,710
  Dividends to shareholders.....................    (18,243)  (17,315)  (17,197)
  Distributions to minority interests...........     (7,878)   (1,965)   (1,877)
  Other.........................................        --       (124)      --
                                                  ---------  --------  --------
    Net cash provided by financing activities...     88,305       362    11,326
                                                  ---------  --------  --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS....................................     (2,328)    2,254      (839)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR.      5,941     3,687     4,526
                                                  ---------  --------  --------
CASH AND CASH EQUIVALENTS, AT END OF YEAR.......  $   3,613  $  5,941  $  3,687
                                                  =========  ========  ========

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997

1. BUSINESS

  Alexander Haagen Properties, Inc., a Maryland corporation (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of retail shopping centers in the Western United States.

  As of December 31, 1997, the Company owned a portfolio comprised of interests in 46 retail shopping centers (the "Properties"). All of the Properties and assets in the Company's portfolio are held and operated by Alexander Haagen Properties Operating Partnership, L.P., a California limited partnership (the "Operating Partnership" or "OP") and Alexander Haagen Properties Finance Partnership, L.P. (the "Finance Partnership"). The Company is the sole general partner of the Operating Partnership and owns a 79.1% interest therein. The Company owns 100% of the Finance Partnership and is its sole general partner while the Operating Partnership is its sole Limited Partner. The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership. The Properties consist of regional malls, power/promotional centers, neighborhood/community shopping centers and single tenant facilities.

  On June 1, 1997 the Company entered into a Stock Purchase Agreement with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC, (together "LFREI"), providing for LFREI to invest a total of up to $235 million in Common Stock of the Company (the "Transaction"). Pursuant to the Stock Purchase Agreement the Company will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). The purchase price per share was determined as a result of arm's length negotiations between the Company and its advisors and LFREI and its advisors. On August 14, 1997, the Stockholders of the Company approved the Transaction.

  As of December 31, 1997, the Company had sold 4,006,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $60.1 million. On February 13, 1998 the Company sold an additional 2,700,000 shares to LFREI. As of February 13, 1998, LFREI is obligated to purchase a further 8,960,232 Shares of Common Stock for aggregate proceeds of $134.4 million (the "Remaining Equity Commitment"). As of such date, LFREI owned approximately 35.4% of the outstanding Common Stock.

  The Company must sell the Remaining Equity Commitment not later than February 14, 1999. If the Company has not drawn the Remaining Equity Commitment by such date, LFREI will have the right on such date to purchase such shares from the Company, at a price of $15.00 per share. If LFREI acquires all of the shares represented by the Remaining Equity Commitment (and assuming no other change in the number of outstanding shares), LFREI will own approximately 56.3% of the outstanding Common Stock (37.9% on a Diluted Basis).

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

  For a period of five years following stockholder approval (the "Standstill Period") and any Standstill Extension Term, LFREI and its affiliates may not
(i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a

                       ALEXANDER HAAGEN PROPERTIES, INC.

negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock). As used herein, the term Adjusted Fully Diluted Basis shall mean on a Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding convertible debt or upon exercise of options granted under management benefit plans shall not be included. After giving effect to the sale of 15,666,666 shares to LFREI, and assuming no other change in the number of outstanding shares, LFREI will own 49.0% of the Common Stock on an Adjusted Fully Diluted Basis. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding convertible debt or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company's Board of Directors. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

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

  Minority Interests--Included in minority interest for the years ended December 31, 1997, 1996 and 1995 is the 20.9%, 26.3%, and 8.0% interests, respectively, in the results of the OP which are owned by various third parties. At December 31, 1997, 1996 and 1995, 4,279,789, 4,286,456, and
1,069,576 OP Units were held by the minority limited partners, respectively. The OP Units are exchangeable, subject to maintaining the Company's status as a REIT, on a one-for-one basis for shares of the Company's common stock or for cash, at the option of the Company.

  In addition, adjustments have been made to minority interest in the OP. During 1997, 1996 and 1995, adjustments of $5,737,000, $31,509,000 and
$199,000 were recorded, principally, as a result of the issuance of additional shares of common stock and OP Units and the conversion of OP Units into common stock.

  Minority interest also includes the limited partners' share of equity in two properties. The two properties in which the OP has a general partner interest are Kenneth Hahn Plaza (75% interest) and Vermont-Slauson Shopping Center (34% interest). Consolidation accounting is applied to both of the above partnerships as the OP is deemed to have control over the operations of the properties.

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

                       ALEXANDER HAAGEN PROPERTIES, INC.

  The Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future cash flow is less than the carrying amount of the asset, the Company recognizes an impairment loss equal to the difference between the estimated current value and the carrying amount of the asset.

  Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period. Interest capitalized during the years ended December 31, 1997, 1996 and 1995 amounted to $843,000, $400,000 and $1,112,000, respectively. Cash paid for interest, net of capitalized interest costs, was $33,895,000, $33,576,000 and $29,116,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

  Depreciation and Amortization--The cost of buildings and improvements is depreciated on the straight-line method over estimated useful lives, as follows:

    Buildings--40 years
    Leasehold interests--shorter of lease term or useful life of the related property
    Improvements--shorter of lease term or useful life ranging from 10 to 20 years

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

  Cash and Cash Equivalents--Cash and cash equivalents include readily marketable securities with original maturities of three months or less.

  Deferred Charges--Deferred charges include deferred leasing costs and loan fees. Leasing costs include an allocation of the cost of Haagen Property Management, Inc.'s ("HPMI"), an affiliate, leasing and legal departments (see
Note 13) and third party leasing commissions. Such costs are amortized on the straight-line basis over the initial lives of the leases, which range from 5 to 20 years. Deferred financing fees are amortized over the terms of the respective loans.

  Deferred charges are summarized as follows:

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
                                                              (IN THOUSANDS)
       Deferred financing costs............................. $ 17,373  $15,827
       Deferred leasing costs...............................   13,406   11,203
                                                             --------  -------
         Total deferred charges.............................   30,779   27,030
       Accumulated amortization.............................  (11,020)  (8,665)
                                                             --------  -------
       Deferred charges, net................................ $ 19,759  $18,365
                                                             ========  =======

  Revenue Recognition and Tenant Receivables--Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the lease term. Unbilled deferred rent represents the amount by which expected straight-line rental income exceeds rents currently due under the lease agreement. During the first quarter of 1996 the Company reassessed the recoverability of straight-line contractual rent increases as a result of the continuing mergers and consolidations within the retail industry and the financial

                       ALEXANDER HAAGEN PROPERTIES, INC.

difficulties of certain retailers. Accordingly, during the first quarter of 1996 the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. Additionally, the Company has fully reserved against unbilled deferred rents accruing during 1997 and 1996. The Company believes this to be an appropriate and conservative approach to account for future contractual rent increases in the current retail environment. This approach results in a reduction in revenues recognized in 1997 and 1996 of approximately $1.2 million and $1.3 million, respectively. The Company continually evaluates its reserve for straight-line rents and may adjust its reserve in the future for changes in the retail environment. Total rents receivable consist of the following:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
     Billed tenant receivables................................ $ 5,980  $ 5,422
     Allowance for uncollectible rent.........................  (2,145)  (1,617)
                                                               -------  -------
     Net billed tenant receivables............................   3,835    3,805
                                                               -------  -------
     Unbilled deferred rent...................................   9,364    8,189
     Allowance for unbilled deferred rent.....................  (7,182)  (6,007)
                                                               -------  -------
     Net unbilled deferred rent...............................   2,182    2,182
                                                               -------  -------
     Tenants receivable, net.................................. $ 6,017  $ 5,987
                                                               =======  =======

  Included in billed tenant receivables are (1) additional rentals based on common area maintenance expenses and certain other expenses which are accrued in the period in which the related expense is incurred and (2) percentage rents which are accrued on the basis of reported tenant sales.

  Other Income--In connection with the development of the Media City Center, (Burbank, CA), commitments in the form of notes receivable (terminating in 2016) were received from the Community Redevelopment Agency of the City of Burbank (the "Burbank Agency") aggregating $51,500,000 (plus interest, subject to certain reductions, as defined). Such commitments are repayable by the Burbank Agency out of incremental sales and property taxes associated with certain defined parcels within the property. Management considers amounts receivable under these notes to be contingent in nature and accordingly has not recorded the notes receivable. Other income has been recorded with respect to these commitments generally in proportion to the recording of property tax expense. Included in other income in connection with such commitments for the years ended December 31, 1997, 1996 and 1995 is $2,656,000, $2,797,000 and
$2,756,000, respectively. At December 31, 1997 and 1996, $3,431,000 and
$2,182,000, respectively, was recorded as other receivables with respect to such commitments from the Burbank Agency.

  Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton and Chino, other income was recognized for the years ended December 31, 1997, 1996 and 1995 from Fullerton Town Center of $48,000, $57,000 and $59,000 respectively, and Country Fair Shopping Center of $147,000, $146,000 and $122,000 respectively.

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

                       ALEXANDER HAAGEN PROPERTIES, INC.

  As of December 31, 1997 and 1996, the tax basis of certain net assets of the Company was approximately $88,200,000 and $65,000,000, respectively, less than the book basis of such assets.

  Earnings Per Share--During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share for the years ended December 31, 1997, 1996 and 1995 were computed based on the weighted average number of shares outstanding of 13,312,311, 12,024,097 and 11,964,253, respectively. Potential common shares were antidilutive in each of the years ended December 31, 1997, 1996 and 1995.

  Accounting Pronouncements--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting this statement.

  Reclassifications--Certain amounts have been reclassified in the 1996 and 1995 financial statements to conform to the 1997 financial statements presentation.

3. RENTAL PROPERTIES

  Rental properties consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
     Land.................................................... $155,740 $115,776
     Leasehold interests.....................................   23,097   23,038
     Site improvements.......................................   48,385   47,299
     Buildings and improvements..............................  530,385  470,364
     Construction in process.................................   25,672    3,088
                                                              -------- --------
     Rental Properties, at cost.............................. $783,279 $659,565
                                                              ======== ========

4. NOTE RECEIVABLE FROM OFFICER

  In December, 1997 the Company extended a loan to an executive officer in the amount of $3,126,000. Interest shall accrue on the unpaid balance of the loan at an annual rate of 7.45%. The loan is collateralized by all of the officer's actual and beneficial ownership interests in the Company. The loan requires that quarterly payments, equal to the amount of dividends and distributions paid on the officer's ownership interests, be made to the Company. The loan matures in December, 2004. If not paid in full, the balance of the loan is due in full within six months subsequent to the termination of the Officer's employment with the Company.

                       ALEXANDER HAAGEN PROPERTIES, INC.

5. SECURED DEBT

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
Secured Line of Credit....................................... $108,727 $ 41,200
Notes payable to life insurance companies--interest only and interest plus
 principal; variable rates ranging from 7.5% to 10.45%;
 maturing April 1999
 through September 2004; non-recourse........................   66,219   61,045
Notes payable to financial institution--principal and
 interest paid monthly, at
 a weighted average rate of 8.98%; maturing in 2005 and 2010;
 non-recourse................................................   56,014   56,380
Notes payable to pension funds--principal and interest paid
 monthly at 10.90%
 and 11.45%; maturing October 2006; non-recourse.............   40,575   41,853
Floating rate tax-exempt certificates of participation--
 interest only at effective
 rate of 5.30%; maturing December 2014 through December 2015;
 non-recourse................................................   36,000   36,000
Community Facilities District Special Tax Bonds--interest
 rates ranging from
 6.0% to 8.5%; maturing in gradually increasing installments from April 1997
 through April 2021; non-recourse............................    6,125    6,163
                                                              -------- --------
                                                              $313,660 $242,641
                                                              ======== ========

  On December 31, 1997, the OP entered into a new $250 million secured revolving line of credit with a financial institution (the "Credit Facility"). The Credit Facility expires on December 31, 2000 and borrowings under the Credit Facility bear interest at a floating rate equal to London Inter-Bank Offering Rate ("LIBOR") plus 100 basis points (6.65% at December 31, 1997). To the extent the borrowings are in excess of the outstanding LFREI commitment such excess will bear interest at LIBOR plus 137.5 basis points.

  Upon conversion to an unsecured facility, borrowings will bear interest at varying rates based upon the Company's leverage ratio and investment grade rating interest. Borrowings under the Credit Facility are secured by first mortgage liens on Montebello Town Square, The City Center, Media City Center, Empire Center, Medford Center, Pacific Linen Plaza, Ross Plaza, Vancouver Park Place, Smitty's Tucson, Frontier Village and Marshalls Plaza. As properties are acquired, they may be added to the security of the Credit Facility, thereby increasing the amount available to the Company. Subsequent to December 31, 1997, the Company drew an additional $33,433,000 in borrowings against the Credit Facility. On February 13, 1998 the Company repaid $40,500,000 of the outstanding balance on the Credit Facility with proceeds from the sale of common stock to LFREI. Additionally, the Company has utilized $5.0 million of the Credit Facility to provide various letters of credit. The Credit Facility is subject to certain conditions, the violation of which may affect its terms.

  Proceeds from the Credit Facility were used to repay amounts outstanding on the former credit facility. In connection with the repayment of the former credit facility, the Company incurred an extraordinary loss on the early extinguishment of debt of $422,000 related to unamortized deferred financing costs.

  The notes payable are secured by deeds of trust and the assignment of rents and leases associated with the related properties. Certain of the non-recourse notes payable are subject to certain conditions, the violation of which may result in additional recourse being available to the lenders. Certain of the loans are subject to substantial prepayment penalties, as defined in the respective loan agreements--See Note 11, Fair Value Disclosure of Financial Instruments.

                       ALEXANDER HAAGEN PROPERTIES, INC.

  The $6,125,000 Community Facilities District Special Tax Bonds were issued by the City of Fontana, California, to finance the construction of the infrastructure for Empire Center. Debt service is provided through a special tax assessment on the parcels of land within the development. As the amount of the liability is fixed and determinable and the related assets are subject to a lien, the liability and corresponding site improvement assets have been reflected in the financial statements.

  Aggregate future principal payments as of December 31, 1997, excluding the balance due on maturity of the Credit Facility, are as follows:

       YEARS ENDING
       DECEMBER 31,
       ------------                                               (IN THOUSANDS)
       1998......................................................    $  2,902
       1999......................................................      28,225
       2000......................................................       2,940
       2001......................................................       3,280
       2002......................................................      18,693
       Thereafter................................................     148,893
                                                                     --------
           Total.................................................    $204,933
                                                                     ========

  Total amount excludes $108,727,000 outstanding on the secured line of credit which is due on December 31, 2000.

  Restricted cash at December 31, 1997 and 1996 includes reserve funds established in connection with the tax exempt financing. In addition, at December 31, 1997 restricted cash includes funds restricted for the completion of construction at the new AMC Theatres at Covina Town Square. Interest income on such funds accrues to the benefit of the Company. Restricted cash disbursements require the approval of the trustees of the respective obligations.

6. SUBORDINATED DEBENTURES

  In conjunction with the IPO, the Company issued 7% Convertible Subordinated Debentures, Series A and B which mature on January 15, 2001. The Convertible Debentures are convertible at any time after issuance and prior to maturity, into shares of Common Stock of the Company at a conversion price of $18.00 per share, subject to adjustment under certain conditions. The Convertible Debentures are not redeemable by the Company prior to maturity, except for certain reasons primarily intended to protect the Company's status as a REIT. Interest on the Convertible Debentures is payable semi-annually in arrears on January 15 and July 15.

  The Convertible Debentures are unsecured general obligations of the Company, subordinate to all existing and future senior indebtedness of the Company, as defined. The Convertible Debentures are effectively subordinated to all indebtedness of the OP.

  Concurrently, the OP issued 7 1/4% Exchangeable Subordinated Debentures which mature on December 27, 2003 and are secured by one of the Company's Properties. The Exchangeable Debentures are exchangeable at any time for Common Stock of the Company at an exchange price of $18.00 per share, except for certain reasons, primarily intended to protect the Company's status as a REIT. Interest on the Exchangeable Debentures is payable semi-annually in arrears on June 27 and December 27.

  The Exchangeable Debentures are redeemable by the OP at any time on or after December 27, 1998, at the option of the Company, at 100% of the principal amount thereof, together with accrued interest. The

                       ALEXANDER HAAGEN PROPERTIES, INC.

Exchangeable Debentures may be put to the OP for cash in the principal amount thereof together with accrued interest at the election of the holders at any time on or after December 27, 2000.

  During the year ended December 31, 1995, approximately $1,000,000, of the Convertible Debentures were converted by the holders into 55,555 shares of Common Stock of the Company. No conversions were made in 1997 or 1996.

7. REDEEMABLE COMMON STOCK

  In connection with the Separation Agreement, as described in Note 12 below, the Company has agreed to purchase, or cause to have purchased, from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a price per share equal to the greater of $17 or the then current market price (as determined in accordance with the Separation Agreement). Under the terms of the Separation Agreement, the Haagen Family may not sell such shares other than certain open market transactions on the American Stock Exchange. Included in the Shares to be repurchased are 510,034 shares of common stock. As of December 31, 1997, such shares have been reflected as Redeemable Common Stock at the fair value on the date of the Separation Agreement.

8. STOCKHOLDERS' EQUITY

  In addition to Common Stock, the Company's Charter authorizes the issuance of 5,000,000 shares of Preferred Stock, par value $.01 per share. No such shares were issued or outstanding as of December 31, 1997.

  During each of the years ended December 31, 1997, 1996 and 1995, the Company declared four quarterly distributions of $0.36 per share/unit.

9. STOCK OPTION AND INCENTIVE PLAN

  On May 30, 1997 and August 14, 1997, the Company amended and restated its 1993 Stock Option and Incentive Plan (the "Option Plan") which enables executive officers, key employees and directors of the Company, the OP and HPMI to participate in the ownership of the Company. The Option Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, and restricted stock, and provides for the grant to Independent Directors and directors of HPMI of non-qualified stock options. Options are granted at prices which are not less than market at date of grant, expire ten years from the date of grant, and are generally exercisable 25% per year over four years. The Option Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to determine the number of shares to be subject thereto and the terms and conditions thereof. Pursuant to the Option Plan, 2,000,000 shares of Common Stock were reserved for issuance to eligible participants.

                       ALEXANDER HAAGEN PROPERTIES, INC.

  Following is a summary of the stock option activity for the three years ended December 31, 1997:

                                                     SHARES     WEIGHTED AVERAGE
                                                  UNDER OPTIONS  EXERCISE PRICE
                                                  ------------- ----------------
   January 1, 1995...............................     384,990       $17.392
     Granted.....................................     318,500       $12.734
     Cancelled...................................     (12,844)      $14.948
                                                    ---------
   December 31, 1995.............................     690,646       $15.352
     Granted.....................................       5,000       $12.250
     Exercised...................................        (336)      $11.666
     Cancelled...................................     (91,042)      $15.725
                                                    ---------
   December 31, 1996.............................     604,268       $15.280
     Granted.....................................     526,500       $15.470
     Exercised...................................     (16,369)      $12.153
     Cancelled...................................     (88,016)      $16.120
                                                    ---------
   December 31, 1997.............................   1,026,383       $15.120
                                                    =========

  In addition to the above, during 1997 101,000 shares of restricted stock were issued.

  As of December 31, 1997, 1996 and 1995 options exercisable totaled 361,827, 297,449, and 176,289 respectively.

  The following table summarizes information about stock options outstanding at December 31, 1997:

                              NUMBER                     WEIGHTED AVERAGE     NUMBER
      RANGE OF              OUTSTANDING WEIGHTED AVERAGE    REMAINING      EXERCISABLE
   EXERCISE PRICES          AT 12/31/97  EXERCISE PRICE  CONTRACTUAL LIFE AS OF 12/31/97
   ---------------          ----------- ---------------- ---------------- --------------
   $11.625-$13.500.........    241,283      $11.924            7.82          107,277
   $14.750-$15.875.........    501,100      $15.027            9.39              300
      $18.000..............    284,000      $18.000            6.25          254,250
                             ---------                                       -------
                             1,026,383      $15.120            8.15          361,827
                             =========                                       =======

  The weighted average fair value of the stock options granted during 1997 and 1996 were $12.98 and $12.25, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and incentive plan. Accordingly, no compensation cost has been recognized as a result of its initial granting of Stock Options. As a result of the retirement of the Haagen Family (see Note 12 below), the Company accelerated the vesting period of certain stock options and restricted stock. As a result, the Company recorded a charge of approximately $2.7 million in connection with such acceleration. During 1997, the Company recorded compensation expense of $299,000 related to the amortization of deferred compensation related to Restricted Stock granted to certain officers of the Company. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards during 1997 and 1996

                       ALEXANDER HAAGEN PROPERTIES, INC.

consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the years ended December 31, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                      (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
   Net loss:
     As reported.................................... $(4,645) $(2,005) $(2,408)
     Pro forma...................................... $(4,824) $(2,063) $(2,436)
   Net loss per share, basic:
     As reported.................................... $(0.35)  $(0.17)  $(0.20)
     Pro forma...................................... $(0.36)  $(0.17)  $(0.20)

  The fair value of options granted under the Company's Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1997 and 1996, respectively: expected life of five years; risk free interest rate of 5.49% and 6.13%; expected dividend yield of 8.3% and 9.0%; and expected volatility of 22.2% and 21.01%.

10. FUTURE MINIMUM RENT

  The Company has operating leases with tenants that expire at various dates through 2037 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options and provide certain potential allowances during the initial lease-up period. Leases also provide for additional or contingent rents based on certain operating expenses as well as tenants sales volume. Future minimum rent under operating leases on a cash basis, excluding tenant reimbursements of certain costs, as of December 31, 1997 is summarized as follows:

       YEARS ENDING
       DECEMBER 31,
       ------------                                               (IN THOUSANDS)
       1998......................................................    $ 71,797
       1999......................................................      67,808
       2000......................................................      63,698
       2001......................................................      58,592
       2002......................................................      52,479
       Thereafter................................................     422,113
                                                                     --------
           Total.................................................    $736,487
                                                                     ========

  The majority of the Properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

11. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

                       ALEXANDER HAAGEN PROPERTIES, INC.

  Billed tenant and other receivables, accounts payable and other liabilities are carried at amounts which reasonably approximate their fair value. The fair value of unbilled deferred rent is not determinable. It is not practical to determine the fair value of the Community Facilities District Special Tax Bonds as such amounts are subject to various government regulations and restrictions.

  The fixed rate mortgage notes payable totaling $162,808,000 and $159,278,000 as of December 31, 1997 and 1996, respectively, have fair values of $181,397,000 and $168,865,000, respectively (excluding prepayment penalties) as estimated based upon current interest rates available for the issuance of debt with similar terms and remaining maturities. These notes were subject to estimated prepayment penalties of $35,842,000 and $23,281,000 at December 31, 1997 and 1996, respectively, which would be required to retire these notes prior to maturity. The carrying value of floating rate tax-exempt certificates of participation of $36,000,000 at December 31, 1997 and 1996 approximates their fair value. The fair market values of the Convertible Debentures at December 31, 1997 and 1996 were $140,505,000 and $128,900,000, respectively, based on the trading price of the Series A Convertible Debentures as of December 31, 1997 and 1996. The fair value of the Exchangeable Debentures at December 31, 1997 and 1996 approximates their carrying value.

  The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

12. RELATED PARTY TRANSACTIONS

  Haagen Separation Agreement--On November 24, 1997, the Company entered into an agreement (the "Separation Agreement") with Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen, III (collectively the "Haagen Family") in connection with their retirement from the Company. Under the terms of the Separation Agreement, the Haagen Family received $2.7 million in cash, vesting of all granted stock options and restricted stock awards, and the granting and vesting of previously committed restricted stock awards. In addition, for certain defined periods the Company agreed to continue to provide the Haagen Family certain medical benefits and administrative assistance. Further, the Company has agreed to purchase, or cause to have purchased, substantially all of the Haagen Family's ownership interests in the Company on May 25, 1999 (see
Note 7).

  During 1997, the Company recorded a non-recurring charge of $9.4 million which reflects the consideration given to the Haagen Family in connection with the Separation Agreement. Included in accrued expenses as of December 31, 1997 is approximately $4.9 million related to the Separation Agreement of which $2.7 million in cash was paid on January 2, 1998. The remaining $4.5 million relates to noncash charges for the acceleration of the vesting of stock options and restricted stock, granting and acceleration of vesting of previously committed restricted stock awards, and the value attributed to the Company's obligation to repurchase the Haagen Family's ownership interests in the Company and has been charged directly to Additional Paid-in Capital.

  Haagen Property Management, Inc.--Through December 31, 1997, HPMI conducted all of the executive, construction, leasing, legal, and property management functions pursuant to management agreements between the OP and HPMI. Prior to December 31, 1997, the OP owned a 95% economic interest in but did not control HPMI. The investment has been accounted for on the equity basis as an unconsolidated subsidiary. No dividends were paid by HPMI during the three years ended December 31, 1997. HPMI provides leasing and property management services to other properties owned by certain third parties. In connection with the Separation Agreement (see above), the OP purchased the remaining 5% economic interest. As such, the balance sheet of HPMI has been consolidated as of December 31, 1997.

                       ALEXANDER HAAGEN PROPERTIES, INC.

  Summary financial information for HPMI is presented as follows:

                                                               DECEMBER 31, 1996
                                                               -----------------
                                                                (IN THOUSANDS)
       Cash...................................................      $ 1,014
       Other assets...........................................        1,235
       Total liabilities......................................       (1,595)
                                                                    -------
       Net equity.............................................      $   654
                                                                    =======
       Company's share of net equity..........................      $   621
                                                                    =======

  Included in liabilities of HPMI at December 31, 1996 is $1,055,000, payable to the OP, representing reimbursable expenses and cash, held by HPMI on behalf of the Company.

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
       Revenues........................................... $7,643 $7,768 $7,592
       Operating expenses.................................  7,623  7,768  7,588
                                                           ------ ------ ------
       Net income for the period.......................... $   20 $  --  $    4
                                                           ====== ====== ======
       Company's share of net income...................... $   19 $  --  $    4
                                                           ====== ====== ======

  Revenues include services provided by HPMI to the OP which are summarized as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
       Executive and property management fees............. $4,013 $4,067 $3,680
       Leasing and legal fees.............................  2,077  2,508  2,161
       Acquisition and construction fees..................  1,240    622  1,000
                                                           ------ ------ ------
                                                           $7,330 $7,197 $6,841
                                                           ====== ====== ======

  Management fees are expensed by the OP as incurred. Leasing, legal, acquisition, and construction fees are capitalized and amortized over the useful lives of the related leases or assets.

  Development Properties--Certain properties had not completed their initial leasing plans at the date of the Company's initial public offering; Media City Center, Baldwin Hills Crenshaw Plaza, Empire Center, Montebello Town Square and The City Center (the "Development Properties"). Pursuant to an agreement among the Operating Partnership and certain limited partners that transferred the Development Properties to the Operating Partnership such OP limited partners had the right to receive additional partnership units in the Operating Partnership ("OP Units") based upon the increase in net annualized cash flow from the Development Properties between October 31, 1993 and the expiration of the applicable lease-up period for each development property. The increase in net annualized cash flow was based on leases signed by March 31 with the tenant open and paying rent by June 30 of the respective lease-up periods.

                       ALEXANDER HAAGEN PROPERTIES, INC.

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

  The lease-up period for Media City Center, Baldwin Hills Crenshaw Plaza and Empire Center expired on March 31, 1996. In connection with the completion of construction at Empire Center, certain improvements constructed during the lease-up period were not leased as of March 31, 1996. The independent directors determined that, the cost of construction of such improvements should be borne by the Company for purposes of calculating the issuance of additional OP Units for Empire Center and no OP Units would be issuable to the limited partners in connection with such unleased improvements. During the year ended December 31, 1995, the opening of approximately 38,000 square feet of retail and restaurant space at Media City Center, principally comprising a 30,000 square foot Virgin Megastore, and the 57,000 square foot Sony/Magic Johnson Theatres at Baldwin Hills Crenshaw Plaza, represented expansion of the Development Properties not contemplated at the IPO. Therefore, no additional OP Units were issued in connection with such expansions.

  On August 12, 1996, the independent members of the Board of Directors approved the issuance of 3,242,379 OP Units to the limited partners. The market capitalization of the OP was thereby increased by $41.7 million based upon the stock price as of August 12, 1996. The minority interest in the OP was thereby increased from 8.0% to approximately 26.3% effective July 1, 1996. As a result of the issuance in the third quarter of the 3,242,379 OP Units, minority interest was increased and additional paid-in capital decreased by approximately $31,509,000. The issuance of such additional OP Units in the third quarter of 1996 did not have a dilutive effect on net income per share. The number of OP Units issued and outstanding as of December 31, 1997 and 1996 was 4,279,789 and 4,286,456, respectively.

13. COMMITMENTS AND CONTINGENCIES

  Operating Leases--The Company leases certain of its Properties under long-term ground leases which are accounted for as operating leases and which generally provide for contingent rents based on the Company's tenants' sales volume and renewal options. Five leases expire between 2001 and 2018 and provide for options to renew for additional periods of 20 to 30 years. Two additional leases expire in 2012 and 2050. Future minimum rental payments required during noncancelable lease terms as of December 31, 1997 are summarized as follows:

       YEARS ENDING DECEMBER 31,
       -------------------------                                   (IN THOUSANDS)
        1998......................................................    $ 1,509
        1999......................................................      1,511
        2000......................................................      1,510
        2001......................................................      1,431
        2002......................................................      1,199
        Thereafter................................................     13,045
                                                                      -------
          Total...................................................    $20,205
                                                                      =======

  Assuming exercise of all renewal options, aggregate future rental payments as of December 31, 1997 are $51,903,000. Certain of the Company's ground leases contain participation features. Participation rents paid in accordance with such terms were $51,000, $105,000, and $95,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       ALEXANDER HAAGEN PROPERTIES, INC.

  Litigation--The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table sets forth the selected quarterly financial data for the Company for the years ended December 31, 1997 and 1996 (in thousands, except per share data):

                                                 1997 QUARTER ENDED
                                      -----------------------------------------
                                      DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
                                      ----------- ------------ ------- --------
   Total Operating Revenues..........   $23,602     $21,838    $21,338 $22,183
                                        =======     =======    ======= =======
   Net (loss) income.................   $(6,779)    $   600    $   601 $   933
                                        =======     =======    ======= =======
   Basic (loss) income per share.....   $ (0.44)    $  0.04    $  0.05 $  0.08
                                        =======     =======    ======= =======
   Diluted (loss) income per share...   $ (0.44)    $  0.03    $  0.04 $  0.06
                                        =======     =======    ======= =======
                                                 1996 QUARTER ENDED
                                      -----------------------------------------
                                      DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
                                      ----------- ------------ ------- --------
   Total Operating Revenues..........   $23,642     $21,988    $21,211 $20,878
                                        =======     =======    ======= =======
   Net (loss) income.................   $  (709)    $ 1,220    $ 3,116 $(5,632)
                                        =======     =======    ======= =======
   Basic (loss) income per share.....   $ (0.06)    $  0.10    $  0.26 $ (0.47)
                                        =======     =======    ======= =======
   Diluted (loss) income per share...   $ (0.06)    $  0.08    $  0.21 $ (0.47)
                                        =======     =======    ======= =======

15. SUBSEQUENT EVENTS (UNAUDITED)

  Subsequent to December 31, 1997, the Company has acquired eight unenclosed shopping centers comprising approximately 1,052,000 square feet of Company owned GLA for an aggregate purchase price of approximately $114 million. The acquisitions consist of the following:

                                                                         TOTAL
   DATE ACQUIRED                PROPERTY                 LOCATION         GLA
   -------------                --------                 --------       -------
   January 20, 1998... Covington Square            Kent, WA             155,370
   March 11, 1998..... Pavilions Centre            Federal Way, WA      200,191
   March 27, 1998..... Bakersfield Shopping Center Bakersfield, CA       14,115
   March 27, 1998..... Center of El Centro         El Centro, CA        179,189
   March 27, 1998..... Loma Square                 San Diego, CA        210,704
   March 27, 1998..... Vineyards Marketplace       Rancho Cucamonga, CA  56,035
   March 27, 1998..... North County Plaza          Carlsbad, CA         153,325
   March 31, 1998..... Southpointe Plaza           Sacramento, CA        83,409

                       ALEXANDER HAAGEN PROPERTIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  EACH OF THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                CHARGED TO
                                   BALANCE AT   COSTS AND               BALANCE
                                   BEGINNING   EXPENSES OR              AT END
                                    OF YEAR   RENTAL REVENUE DEDUCTIONS OF YEAR
                                   ---------- -------------- ---------- -------
Year Ended December 31, 1997
  Allowance for uncollectible
   rent...........................   $1,617      $ 1,283      $  (755)  $2,145
  Allowance for unbilled deferred
   rent...........................    6,007        1,175          --     7,182
                                     ------      -------      -------   ------
                                     $7,624      $ 2,458      $  (755)  $9,327
                                     ======      =======      =======   ======
Year Ended December 31, 1996
  Allowance for uncollectible
   rent...........................   $1,607      $ 1,607      $(1,597)  $1,617
  Allowance for unbilled deferred
   rent...........................    1,997        9,367       (5,357)   6,007
                                     ------      -------      -------   ------
                                     $3,604      $10,974      $(6,954)  $7,624
                                     ======      =======      =======   ======
Year Ended December 31, 1995
  Allowance for uncollectible
   rent...........................   $  327      $ 1,412      $  (132)  $1,607
  Allowance for unbilled deferred
   rent...........................    1,954          741         (698)   1,997
                                     ------      -------      -------   ------
                                     $2,281      $ 2,153      $  (830)  $3,604
                                     ======      =======      =======   ======

                       ALEXANDER HAAGEN PROPERTIES, INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                             INITIAL COST           COSTS
                                         ---------------------   CAPITALIZED
                                                   BUILDINGS     SUBSEQUENT
                                                      AND      TO ACQUISITION/
   DESCRIPTION          ENCUMBRANCES (1)   LAND   IMPROVEMENTS  CONSTRUCTION
   -----------          ----------------   ----   ------------ ---------------
PROMOTIONAL/POWER
CENTERS
 Southern
 California......          $ (43,914)    $ 30,670   $ 76,955      $ 31,577
 Northern/Central
 California......                --         3,777      9,248        13,096
 Oregon..........             (9,762)       9,167     16,454        16,168
                           ---------     --------   --------      --------
                             (53,676)      43,614    102,657        60,841
                           ---------     --------   --------      --------
NEIGHBORHOOD/COMMUNITY
SHOPPING CENTERS
 Southern
 California......            (66,694)      27,517     83,397        13,276
 Oregon..........                --         5,576      9,134           --
 Washington......             (5,955)      21,573     29,190           --
 Northern/Central
 California......             (7,394)      15,704     22,922           105
                           ---------     --------   --------      --------
                             (80,043)      70,370    144,643        13,381
                           ---------     --------   --------      --------
SINGLE TENANT
FACILITIES
 Southern
 California......            (27,348)       7,721     24,791         1,642
 Northern/Central
 California......             (7,713)       2,501     10,002           --
 Arizona.........             (6,153)       4,261     13,934           581
                           ---------     --------   --------      --------
                             (41,214)      14,483     48,727         2,223
                           ---------     --------   --------      --------
REGIONAL MALLS
 Southern
 California......            (30,000)      23,842    203,623        54,875
                           ---------     --------   --------      --------
                           $(204,933)    $152,309   $499,650      $131,320
                           =========     ========   ========      ========
                                         DECEMBER 31, 1997
                        ----------------------------------------------------
                                  BUILDINGS
                                     AND               ACCUMULATED
   DESCRIPTION            LAND   IMPROVEMENTS  TOTAL   DEPRECIATION   NET
   -----------          -------- ------------ -------- ------------ --------
PROMOTIONAL/POWER
CENTERS
 Southern
 California......       $ 30,678   $108,524   $139,202  $ (21,770)  $117,432
 Northern/Central
 California......          3,777     22,344     26,121     (6,403)    19,718
 Oregon..........          9,167     32,622     41,789     (1,717)    40,072
                        -------- ------------ -------- ------------ --------
                          43,622    163,490    207,112    (29,890)   177,222
                        -------- ------------ -------- ------------ --------
NEIGHBORHOOD/COMMUNITY
SHOPPING CENTERS
 Southern
 California......         29,690     94,500    124,190    (27,234)    96,956
 Oregon..........          5,576      9,134     14,710        (95)    14,615
 Washington......         21,573     29,190     50,763       (130)    50,633
 Northern/Central
 California......         15,704     23,027     38,731       (811)    37,920
                        -------- ------------ -------- ------------ --------
                          72,543    155,851    228,394    (28,270)   200,124
                        -------- ------------ -------- ------------ --------
SINGLE TENANT
FACILITIES
 Southern
 California......          8,121     26,033     34,154     (7,309)    26,845
 Northern/Central
 California......          2,501     10,002     12,503     (2,082)    10,421
 Arizona.........          4,261     14,515     18,776     (3,902)    14,874
                        -------- ------------ -------- ------------ --------
                          14,883     50,550     65,433    (13,293)    52,140
                        -------- ------------ -------- ------------ --------
REGIONAL MALLS
 Southern
 California......         24,692    257,648    282,340    (49,749)   232,591
                        -------- ------------ -------- ------------ --------
                        $155,740   $627,539   $783,279  $(121,202)  $662,077
                        ======== ============ ======== ============ ========

-----
(1) Excludes the secured line of credit of $108,727,000 at December 31, 1997 which is secured by various properties.

  The Company anticipates investing approximately $8,000,000 in capital expenditures and tenant improvements over the next eighteen months. The aggregate gross cost of property included above for federal income tax purposes approximated $595,000,000 as of December 31, 1997.

  The following table reconciles the Historical Cost of Properties from January 1, 1995 to December 31, 1997:

                                                     1997      1996      1995
                                                   --------  --------  --------
   Balance at beginning of the year............... $659,565  $653,058  $618,427
     Additions during the year--
       Acquisition of properties..................   91,382       --        --
       Construction and Development Costs.........   32,406    13,950    34,631
     Deductions during the year--
       Cost of real estate sold...................      --     (5,080)      --
       Cost of building demolished................      (74)   (2,363)      --
                                                   --------  --------  --------
   Balance at close of the year................... $783,279  $659,565  $653,058
                                                   ========  ========  ========

  The following table reconciles the Accumulated Depreciation from January 1, 1995 to December 31, 1997:

                                                      1997      1996     1995
                                                    --------  --------  -------
   Balance at beginning of the year................ $104,330  $ 90,478  $71,047
     Additions during the year--
       Depreciation for the year...................   16,889    15,937   19,431
     Deductions during the year--
       Property sold...............................      --     (1,213)     --
       Property demolished.........................      (17)     (872)     --
                                                    --------  --------  -------
   Balance at close of the year.................... $121,202  $104,330  $90,478
                                                    ========  ========  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  A. The following documents are filed as part of this report:

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
   1. Independent Auditors' Report......................................   25
    Consolidated Balance Sheets as of December 31, 1997 and 1996........   26
    Consolidated Statements of Operations for Each of the Three Years
     Ended December 31, 1997............................................   27
    Consolidated Statements of Stockholder's Equity for Each of the
     Three Years Ended December 31, 1997................................   28
    Consolidated Statements of Cash Flows for Each of the Three Years
     Ended December 31, 1997............................................   29
    Notes to Consolidated Financial Statements..........................   30
   2. Financial Statement Schedules:
    II. Valuation and Qualifying Accounts...............................   44
    III. Real Estate and Accumulated Depreciation.......................   45

  Schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
   3. Exhibits...........................................................   48

  The following exhibits are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K. The exhibits identified by asterisks are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

  Exhibit 3.1  Amended and Restated Charter of Alexander Haagen Properties,
                Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1993 (the
                "1993 Form 10-K").
  Exhibit 3.2  Amended and Restated Bylaws of Alexander Haagen Properties,
                Inc., incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (No. 33-70156).
  Exhibit 3.2a First Amendment to Amended and Restated Bylaws of Alexander
                Haagen Properties, Inc., dated as of August 12, 1996, incorporated herein by reference to Exhibit 3.2a to the Company's Form 10-K for the year ended December 31, 1996 (the
                "1996 Form 10-K").
  Exhibit 4.1  Indenture, dated as of December 27, 1993, between Alexander
                Haagen Properties, Inc. and The First National Bank of Boston as Trustee with respect to the 7 1/2% Convertible Subordinated
                Debentures due 2001, Series A, incorporated herein by reference to Exhibit 4.1 to the 1993 Form 10-K.
  Exhibit 4.2  Specimen 7 1/2% Convertible Subordinated Debenture due 2001,
                Series A, incorporated herein by reference to Exhibit 4.2 to the 1993 Form 10-K.
  Exhibit 4.3  Fiscal Agency Agreement, dated as of December 27, 1993, between
                Alexander Haagen Properties, Inc. and The First National Bank of Boston as Fiscal Agent with respect to the 7
                1/2% Convertible Subordinated Debentures due 2001, Series B, incorporated herein by reference to Exhibit 4.3 to the 1993
                Form 10-K.
  Exhibit 4.4  Form of 7 1/2% Convertible Subordinated Debentures due 2001,
                Series B, incorporated herein by reference to Exhibit 4.4 to the 1993 Form 10-K.
  Exhibit 4.5  Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.5 to the 1993 Form 10-K.
  Exhibit 4.6  Form of 7 1/4% Exchangeable Subordinated Debentures due 2003 of
                Alexander Haagen Properties, L.P., incorporated herein by reference to Exhibit 4.6 to the 1993 Form 10-K.
  Exhibit 10.1 Agreement of Limited Partnership of Alexander Haagen Properties
                Operating Partnership, L.P., dated as of December 27, 1993, incorporated herein by reference to Exhibit 10.1 to the 1993
                Form 10-K.
  Exhibit 10.2 Amendment No. 1 to the Agreement of Limited Partnership of
                Alexander Haagen Properties Operating Partnership, L.P., dated as of January 1, 1994, incorporated herein by reference to
                Exhibit 10.2 to the Company's Form 10-K for the year ended
                December 31, 1994 (the "1994 10-K").
  Exhibit 10.3 Registration Rights Agreement, dated as of December 27, 1993, among Alexander Haagen Properties, Inc. and the persons named therein, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (No. 33-
                70156).
 *Exhibit 10.4 Amended and Restated 1993 Stock Option and Incentive Plan for
                Officers, Directors and Key Employees of Alexander Haagen
                Properties, Inc., Alexander Haagen Properties Operating
                Partnership, L.P., and Haagen Property Management, Inc., incorporated herein by reference to the Company's 1996 Proxy
                Statement.

 *Exhibit 10.5  401(k) Plan and Trust Agreement of Alexander Haagen Properties,
                 Inc. and its affiliated and related companies, incorporated herein by reference to Exhibit 10.4 to the 1993 Form 10-K.
 *Exhibit 10.6  Employment Agreement, dated as of December 27, 1993, among
                 Alexander Haagen Properties, Inc., Haagen Property Management,
                 Inc. and Fred W. Bruning, incorporated herein by reference to
                 Exhibit 10.9 to the 1993 Form 10-K.
  Exhibit 10.7  Form of Indemnification Agreement between Alexander Haagen
                 Properties, Inc. and its directors and officers, incorporated herein by reference to Exhibit 10.4 to the Company's
                 Registration Statement on Form S-11 (No. 33-70156).
  Exhibit 10.8  Purchase Agreement, dated as of December 27, 1993, among
                 Alexander Haagen Properties Operating Partnership, L.P.,
                 Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch
                 Special Value Fund, Inc., Merrill Lynch Multinational
                 Investment Portfolios Equity/Convertible Series (Global
                 Allocation Portfolio), with respect to the 7 1/4% Exchangeable
                 Subordinated Debentures due 2003, incorporated herein by reference to Exhibit 10.12 to the 1993 Form 10-K.
  Exhibit 10.9  Property Management Agreement, dated as of December 27, 1993, between Haagen Property Management, Inc. and Alexander Haagen
                 Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.13 to the 1993 Form 10-K.
  Exhibit 10.10 Agreement for Transfer of Realty and Assets, dated as of
                 December 27, 1993, by and among Alexander Haagen Properties
                 Operating Partnership, L.P. and Montebello Commercial
                 Properties, Haagen GDH Partnership, Center Partners, H&H
                 Oceanside Co., El Camino North, Baldwin Hills Associates,
                 Haagen-Burbank Partnership, Date Palm Partnership, Alexander
                 Haagen III, Betty Haagen, Seymour Kreshek, Haagen-Fontana
                 Partnership, Lake Forest Shopping Center, Haagen-San Francisco
                 Partnership, Haagen GDH-2 Partnership, Haagen-Vista Way
                 Associates, and Haagen Alhambra Associates, incorporated herein by reference to Exhibit 10.14 to the 1993 Form 10-K.
  Exhibit 10.11 Amendment No. 1 to Agreement for Transfer of Realty and Assets,
                 dated as of December 27, 1993, by and among Alexander Haagen
                 Properties Operating Partnership, L.P. and Montebello
                 Commercial Properties, Haagen GDH Partnership, Center
                 Partners, H&H Oceanside Co., El Camino North, Baldwin Hills
                 Associates, Haagen-Burbank Partnership, Date Palm Partnership,
                 Alexander Haagen III, Betty Haagen, Seymour Kreshek, Haagen-
                 Fontana Partnership, Lake Forest Shopping Center, Haagen-San
                 Francisco Partnership, Haagen GDH-2 Partnership, Haagen-Vista
                 Way Associates, and Haagen Alhambra Associates, incorporated herein by reference to Exhibit 10.15 to the 1993 Form 10-K.
  Exhibit 10.12 Agreement for Transfer of Realty and Assets, dated as of
                 December 27, 1993, by and among Alexander Haagen Properties,
                 Inc., Alexander Haagen, Sr. and Charlotte Haagen, Co-Trustees of the Haagen Living Trust dated August 17, 1988, Saul S.
                 Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour Kreshek,
                 Co-Trustees of the Alex Kreshek Revocable Trust, Jeffrey
                 Harris Kreshek 1992 Irrevocable Trust, Bradley Howard Kreshek
                 1992 Irrevocable Trust, Howard Andrew Kreshek 1992 Irrevocable
                 Trust, Haagen-Gardena Gateway Partnership, Haagen-Hollywood
                 Partnership, San Fernando Mission Partnership, and Haagen GDH
                 Partnership, incorporated herein by reference to Exhibit 10.16 to the 1993 Form 10-K.
  Exhibit 10.13 Amendment No. 1 to Agreement for Transfer of Realty and Assets,
                 dated as of December 27, 1993, by and among Alexander Haagen
                 Properties, Inc., Alexander Haagen, Sr. and Charlotte Haagen,
                 Co-Trustees of the Haagen Living Trust dated August 17, 1988,
                 Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-
                 Trustees of the Helen Roseman Trust, Saul S. Kreshek and
                 Seymour Kreshek, Co-Trustees of the Alex Kreshek Revocable
                 Trust, Jeffrey Harris Kreshek 1992 Irrevocable Trust, Bradley
                 Howard Kreshek 1992 Irrevocable Trust, Howard Andrew Kreshek
                 1992 Irrevocable Trust, Haagen-Gardena Gateway Partnership,
                 Haagen-Hollywood Partnership, San Fernando Mission
                 Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.17 to the 1993 Form 10-K.

 Exhibit 10.14 Partnership Interests Exchange Agreement, dated as of December
                27, 1993, by and among Alexander Haagen Properties, Inc.,
                Alexander Haagen, Sr. and Charlotte Haagen, Co-Trustees of the
                Haagen Living Trust, Seymour Kreshek and Arline Kreshek, Co-
                Trustees of the Seymour and Arline Kreshek Living Trust, and
                Alexander Haagen III, incorporated herein by reference to
                Exhibit 10.18 to the 1993 Form 10-K.
 Exhibit 10.15 Partnership Interests Exchange Agreement between Willowbrook
                General Partnership and Alexander Haagen Operating Partnership,
                L.P., dated as of December 27, 1993, incorporated herein by reference to Exhibit 10.19 to the 1993 Form 10-K.
 Exhibit 10.16 Contribution Agreement, dated as of December 27, 1993, between
                Alexander Haagen Properties Operating Partnership, L.P. and
                Alexander Haagen Properties, Inc., incorporated herein by reference to Exhibit 10.20 to the 1993 Form 10-K.
 Exhibit 10.17 Amendment No. 1 to Contribution Agreement between Alexander
                Haagen Properties Operating Partnership, L.P. and Alexander
                Haagen Properties, Inc., dated as of December 27, 1993, incorporated herein by reference to Exhibit 10.21 to the 1993
                Form 10-K.
 Exhibit 10.18 Option Properties Agreement, dated as of December 27, 1993, among Haagen-Fontana Partnership, Haagen-Alhambra Retail
                Partnership and Alexander Haagen Properties Operating
                Partnership, L.P., incorporated herein by reference to Exhibit
                10.22 to the 1993 Form 10-K.
 Exhibit 10.19 Termination of Option Agreement, dated November 30, 1994, incorporated herein by reference to Exhibit 10.24 to the 1994
                Form 10-K.
 Exhibit 10.20 Development Properties Agreement, dated as of December 27, 1993, among Haagen-Burbank Partnership, Haagen-Fontana Partnership,
                Baldwin Hills Associates, Montebello Commercial Properties,
                Haagen-San Francisco Partnership and Alexander Haagen
                Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.23 to the 1993 Form 10-K.
 Exhibit 10.21 Form of Waiver and Recontribution Agreement among Executive
                Officers and Alexander Haagen Properties Operating Partnership,
                L.P., incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11 (No. 33-70156).
 Exhibit 10.22 Form of Indemnity Agreement among Executive Officers and
                Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (No. 33-70156).
 Exhibit 10.23 Registration Rights Agreement, dated as of December 27, 1993, among Alexander Haagen Properties, Inc., Merrill Lynch Global
                Allocation Fund, Inc., Merrill Lynch Special Value Fund, Inc., and Merrill Lynch Multinational Investment Portfolios
                Equity/Convertible Series (Global Allocation Portfolio), incorporated herein by reference to Exhibit 10.26 to the 1993
                Form 10-K.
 Exhibit 10.24 Indemnity Agreement, dated as of December 27, 1993, by Alexander
                Haagen Properties Operating Partnership, L.P. to National
                Westminster Bank PLC, Capital Markets Branch, as agent, for the benefit of Merrill Lynch Global Allocation Fund, Inc., Merrill
                Lynch Special Value Fund, Inc., and Merrill Lynch Multinational
                Investment Portfolios Equity/Convertible Series (Global
                Allocation Portfolio), incorporated herein by reference to
                Exhibit 10.27 to the 1993 Form 10-K.
 Exhibit 10.25 Loan Agreement, dated as of March 15, 1995, by and between the
                Alexander Haagen Properties Finance Partnership, L.P. and
                Nomura Asset Capital Corporation, incorporated herein by reference to Exhibit 10.31 to the 1994 Form 10-K.
 Exhibit 10.26 First Amendment to the Amended and Restated 1993 Stock Option
                and Incentive Plan for Officers, Directors and Key Employees of
                Alexander Haagen Properties, Inc. and Haagen Property
                Management, Inc., incorporated herein by reference to Exhibit
                10.33 to the 1996 Form 10-K.

 Exhibit 10.27 Second Amendment to Agreement of Limited Partnership of
                Alexander Haagen Properties Operating Partnership, L.P., dated as of March, 1995, incorporated herein by reference to Exhibit
                10.34 to the 1996 Form 10-K.
 Exhibit 10.28 Third Amendment to Agreement of Limited Partnership of Alexander
                Haagen Properties Operating Partnership, L.P., dated as of
                February 27, 1997, incorporated herein by reference to Exhibit
                10.35 to the 1996 Form 10-K.
 Exhibit 10.29 Stock Purchase Agreement by and among Prometheus Western Retail,
                LLC and LF Strategic Realty Investors, L.P. and Alexander
                Haagen Properties, Inc., dated as of June 1, 1997, incorporated herein by reference to the Company's 1997 Proxy Statement.
 Exhibit 10.30 Stockholders Agreement by and among Lazard Freres Real Estate
                Investors, LLC, LF Strategic Realty Investors, L.P., Prometheus
                Western Realty Investors, LLC and Alexander Haagen Properties,
                Inc., dated as of June 1, 1997, incorporated herein by reference to the Company's 1997 Proxy Statement.
 Exhibit 10.31 Registration Rights Agreement by and among Alexander Haagen
                Properties, Inc. and Prometheus Western Retail, LLC, dated as of June 1, 1997, incorporated herein by reference to the Company's 1997 Proxy Statement.
 Exhibit 10.32 Third Amendment to the Amended and Restated 1993 Stock Option
                and Incentive Plan for Officers, Directors and Key Employees of
                Alexander Haagen Properties, Inc., Alexander Haagen Properties
                Operating Partnership, L.P. and Haagen Property Management,
                Inc., incorporated herein by reference to the Company's 1997
                Proxy Statement.
 Exhibit 10.33 Fourth Amendment to the Amended and Restated 1993 Stock Option
                and Incentive Plan for Officers, Directors and Key Employees of
                Alexander Haagen Properties, Inc., Alexander Haagen Properties
                Operating Partnership, L.P. and Haagen Property Management,
                Inc., incorporated herein by reference to the Company's 1997
                Proxy Statement.
 Exhibit 10.34 Separation Agreement and Release by and between Alexander
                Haagen, Sr., Alexander Haagen, III, Charlotte Haagen, Autumn
                Haagen, Alexander Haagen III & Betty Haagen Trust fbo Alexander
                Haagen IV UA 10/24/88, Alexander Haagen III & Betty Haagen
                Trust fbo Autumn Haagen UA 10/24/88, Alexander Haagen III &
                Betty Haagen Trust fbo Andrew Haagen UA 10/28/88, Haagen Living
                Trust dated August 17, 1988, as amended and restated as of April 18, 1996, Haagen Limited Partnership and Lazard Freres
                Real Estate Investors, LLC, Lf Strategic Realty Investors,
                L.P., Prometheus Western Retail LLC, and Alexander Haagen
                Properties, Inc., Alexander Haagen Properties Operating
                Partnership, L.P. and Haagen Property Management, Inc., dated as of November 24, 1997, incorporated herein by reference to Exhibit No. 1 to Amendment #4 to the 13D filed by Prometheus
                Western Retail, LLC and LF Strategic Investors, L.P. dated as of December 5, 1997.
 Exhibit 10.35 Loan and Security Agreement by and between Alexander Haagen
                Properties Operating Partnership, L.P. and Fred W. Bruning, dated as of December 29, 1997.
 Exhibit 10.36 Credit Agreement among Alexander Haagen Properties Operating
                Partnership, L.P, The Chase Manhattan Bank, Chase Securities,
                Inc., Credit Lyonnais, New York Branch and CIBC, Inc., dated as of December 31, 1997.
 Exhibit 21.1  Subsidiaries of the Company, incorporated herein by reference to
                Exhibit 10.34 to the Company's 1995 Form 10-K.
 Exhibit 23.1  Consent of Deloitte & Touche LLP
 Exhibit 27    Financial Data Table.

  B. Reports on Form 8-K

    Form 8-K Stock Purchase Agreement, June 12, 1997

  There were no Form 8-K reports filed by the Company during the years ended December 31, 1996 and 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California, on the 16th day of March, 1998.

                                          ALEXANDER HAAGEN PROPERTIES, INC.

                                                   /s/ Edward D. Fox
                                          By: _________________________________
                                                       Edward D. Fox
                                                Chief Executive Officer and
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

      /s/ Arthur Solomon             Chairman of the Board         March 16, 1998
____________________________________
           Arthur Solomon

       /s/ Edward D. Fox             Director, Chief Executive     March 16, 1998
____________________________________  Officer and President
           Edward D. Fox              (Principal Executive
                                      Officer)
      /s/ R. Bruce Andrews           Director                      March 16, 1998
____________________________________
          R. Bruce Andrews
       /s/ Robert Barnum             Director                      March 16, 1998
____________________________________
           Robert Barnum
      /s/ Fred W. Bruning            Director, Senior Vice         March 16, 1998
____________________________________  President--Chief Investment
          Fred W. Bruning             Officer
      /s/ Warner Heineman            Director                      March 16, 1998
____________________________________
          Warner Heineman
       /s/ Anthony Meyer             Director                      March 16, 1998
____________________________________
           Anthony Meyer
      /s/ Fred L. Riedman            Director                      March 16, 1998
____________________________________
          Fred L. Riedman
    /s/ Stuart J.S. Gulland          Senior Vice President--Chief  March 16, 1998
____________________________________  Financial Officer
        Stuart J.S. Gulland           (Principal Financial
                                      Officer)
      /s/ Edward A. Stokx            Controller (Principal         March 16, 1998
____________________________________  Accounting Officer)
          Edward A. Stokx

                                  EXHIBIT LIST

 EXHIBIT
 NUMBER DESCRIPTION                                          INCORPORATION BY REFERENCE
 ------------------                                          --------------------------
  3.1      Amended and Restated Charter of Alexander       Incorporated herein by
            Haagen Properties, Inc.                         reference to Exhibit 3.1 to
                                                            the Company's 1993 Form 10-
                                                            K.
  3.2      Amended and Restated Bylaws of Alexander        Incorporated herein by
            Haagen Properties, Inc.                         reference to Exhibit 3.2 to
                                                            the Company's Registration
                                                            Statement on Form S-11 (No.
                                                            33-70156).
  3.2a     First Amendment to Amended and Restated         Incorporated herein by
            Bylaws of Alexander Haagen Properties,          reference to Exhibit 3.2a to
            Inc., dated as of August 12, 1996.              the Company's 1996 Form 10-K
  4.1      Indenture, dated as of December 27, 1993,       Incorporated herein by
            between Alexander Haagen Properties, Inc.       reference to Exhibit 4.1 to
            and The First National Bank of Boston as        the Company's 1993 Form 10-
            Trustee with respect to the 7% Convertible      K.
            Subordinated Debentures due 2001, Series
            A.
  4.2      Specimen 7 1/2% Convertible Subordinated        Incorporated herein by
            Debenture due 2001, Series A.                   reference to Exhibit 4.2 to
                                                            the Company's 1993 Form 10-
                                                            K.
  4.3      Fiscal Agency Agreement, dated as of            Incorporated herein by
            December 27, 1993, between Alexander            reference to Exhibit 4.3 to
            Haagen Properties, Inc. and The First           the Company's 1993 Form 10-
            National Bank of Boston as Fiscal Agent         K.
            with respect to the 7 1/2% Convertible
            Subordinated Debentures due 2001, Series
            B.
  4.4      Form of 7 1/2% Convertible Subordinated         Incorporated herein by
            Debentures due 2001, Series B.                  reference to Exhibit 4.4 to
                                                            the Company's 1993 Form 10-
                                                            K.
  4.5      Specimen Common Stock Certificate.              Incorporated herein by
                                                            reference to Exhibit 4.5 to
                                                            the Company's 1993 Form 10-
                                                            K.
  4.6      Form of 7 1/4% Exchangeable Subordinated        Incorporated herein by
            Debentures due 2003 of Alexander Haagen         reference to Exhibit 4.6 to
            Properties, L.P.                                the Company's 1993 Form 10-
                                                            K.
 10.1     Agreement of Limited Partnership of Alexander    Incorporated herein by
           Haagen Properties Operating Partnership,         reference to Exhibit 10.1 to
           L.P., dated as of December 27, 1993.             the Company's 1993 Form 10-
                                                            K.
 10.2     Amendment No. 1 to the Agreement of Limited      Incorporated herein by
           Partnership of Alexander Haagen Properties       reference to Exhibit 10.2 to
           Operating Partnership, L.P., dated as of         the Company's Form 10-K for
           January 1, 1994.                                 the year ended December 31,
                                                            1994 (the "1994 10-K").
 10.3     Registration Rights Agreement, dated as of       Incorporated herein by
           December 27, 1993, among Alexander Haagen        reference to Exhibit 10.2 to
           Properties, Inc. and the persons named           the Company's Registration
           therein.                                         Statement on Form S-11 (No.
                                                            33-70156).

 EXHIBIT
 NUMBER DESCRIPTION                                          INCORPORATION BY REFERENCE
 ------------------                                          --------------------------
 10.4     Amended and Restated 1993 Stock Option and       Incorporated herein by
           Incentive Plan for Officers, Directors and       reference to the Company's
           Key Employees of Alexander Haagen                1996 Proxy Statement.
           Properties, Inc., Alexander Haagen
           Properties Operating Partnership, L.P., and
           Haagen Property Management, Inc.
 10.5     401(k) Plan and Trust Agreement of Alexander     Incorporated herein by
           Haagen Properties, Inc. and its affiliated       reference to Exhibit 10.4 to
           and related companies.                           the Company's 1993 Form 10-
                                                            K.
 10.6     Employment Agreement, dated as of December       Incorporated herein by
           27, 1993, among Alexander Haagen Properties,     reference to Exhibit 10.9 to
           Inc., Haagen Property Management, Inc. and       the Company's 1993 Form 10-
           Fred W. Bruning.                                 K.
 10.7     Form of Indemnification Agreement between        Incorporated herein by
           Alexander Haagen Properties, Inc. and its        reference to Exhibit 10.4 to
           directors and officers.                          the Company's Registration
                                                            Statement on Form S-11 (No.
                                                            33-70156).
 10.8     Purchase Agreement, dated as of December 27,     Incorporated herein by
           1993, among Alexander Haagen Properties          reference to Exhibit 10.12
           Operating Partnership, L.P., Merrill Lynch       to the Company's 1993 Form
           Global Allocation Fund, Inc., Merrill Lynch      10-K.
           Special Value Fund, Inc., Merrill Lynch
           Multinational Investment Portfolios
           Equity/Convertible Series (Global Allocation
           Portfolio), with respect to the 7%
           Exchangeable Subordinated Debentures due
           2003.
 10.9     Property Management Agreement, dated as of       Incorporated herein by
           December 27, 1993, between Haagen Property       reference to Exhibit 10.13
           Management, Inc. and Alexander Haagen            to the Company's 1993 Form
           Properties Operating Partnership, L.P.           10-K.
 10.10    Agreement for Transfer of Realty and Assets,     Incorporated herein by
           dated as of December 27, 1993, by and among      reference to Exhibit 10.14
           Alexander Haagen Properties Operating            to the Company's 1993 Form
           Partnership, L.P. and Montebello Commercial      10-K.
           Properties, Haagen GDH Partnership, Center
           Partners, H&H Oceanside Co., El Camino
           North, Baldwin Hills Associates, Haagen-
           Burbank Partnership, Date Palm Partnership,
           Alexander Haagen III, Betty Haagen, Seymour
           Kreshek, Haagen-Fontana Partnership, Lake
           Forest Shopping Center, Haagen-San Francisco
           Partnership, Haagen GDH-2 Partnership,
           Haagen-Vista Way Associates, and Haagen
           Alhambra Associates.

 EXHIBIT
 NUMBER DESCRIPTION                                         INCORPORATION BY REFERENCE
 ------------------                                         --------------------------
 10.11    Amendment No. 1 to Agreement for Transfer of    Incorporated herein by
           Realty and Assets, dated as of December 27,     reference to Exhibit 10.15
           1993, by and among Alexander Haagen             to the Company's 1993 Form
           Properties Operating Partnership, L.P. and      10-K.
           Montebello Commercial Properties, Haagen GDH
           Partnership, Center Partners, H&H Oceanside
           Co., El Camino North, Baldwin Hills
           Associates, Haagen-Burbank Partnership, Date
           Palm Partnership, Alexander Haagen III,
           Betty Haagen, Seymour Kreshek, Haagen-
           Fontana Partnership, Lake Forest Shopping
           Center, Haagen-San Francisco Partnership,
           Haagen GDH-2 Partnership, Haagen-Vista Way
           Associates, and Haagen Alhambra Associates.
 10.12    Agreement for Transfer of Realty and Assets,    Incorporated herein by
           dated as of December 27, 1993, by and among     reference to Exhibit 10.16
           Alexander Haagen Properties, Inc., Alexander    to the Company's 1993 Form
           Haagen, Sr. and Charlotte Haagen, Co-           10-K.
           Trustees of the Haagen Living Trust dated
           August 17, 1988, Saul S. Kreshek, Saul S.
           Kreshek and Seymour Kreshek, Co-Trustees of
           the Helen Roseman Trust, Saul S. Kreshek and
           Seymour Kreshek, Co-Trustees of the Alex
           Kreshek Revocable Trust, Jeffrey Harris
           Kreshek 1992 Irrevocable Trust,
           Bradley Howard Kreshek 1992 Irrevocable
           Trust, Howard Andrew Kreshek 1992
           Irrevocable Trust, Haagen-Gardena Gateway
           Partnership, Haagen-Hollywood Partnership,
           San Fernando Mission Partnership, and Haagen
           GDH Partnership.
 10.13    Amendment No. 1 to Agreement for Transfer of    Incorporated herein by
           Realty and Assets, dated as of December 27,     reference to Exhibit 10.17
           1993, by and among Alexander Haagen             to the Company's 1993 Form
           Properties, Inc., Alexander Haagen, Sr. and     10-K.
           Charlotte Haagen, Co-Trustees of the Haagen
           Living Trust dated August 17, 1988, Saul S.
           Kreshek, Saul S. Kreshek and Seymour
           Kreshek, Co-Trustees of the Helen Roseman
           Trust, Saul S. Kreshek and Seymour Kreshek,
           Co-Trustees of the Alex Kreshek Revocable
           Trust, Jeffrey Harris Kreshek 1992
           Irrevocable Trust, Bradley Howard Kreshek
           1992 Irrevocable Trust, Howard Andrew
           Kreshek 1992 Irrevocable Trust, Haagen-
           Gardena Gateway Partnership, Haagen-
           Hollywood Partnership, San Fernando Mission
           Partnership, and Haagen GDH Partnership.
 10.14    Partnership Interests Exchange Agreement,       Incorporated herein by
           dated as of December 27, 1993, by and among     reference to Exhibit 10.18
           Alexander Haagen Properties, Inc., Alexander    to the Company's 1993 Form
           Haagen, Sr. and Charlotte Haagen, Co-           10-K.
           Trustees of the Haagen Living Trust, Seymour
           Kreshek and Arline Kreshek, Co-Trustees of
           the Seymour and Arline Kreshek Living Trust,
           and Alexander Haagen III.

 EXHIBIT
 NUMBER DESCRIPTION                                          INCORPORATION BY REFERENCE
 ------------------                                          --------------------------
 10.15    Partnership Interests Exchange Agreement         Incorporated herein by
           between Willowbrook General Partnership and      reference to Exhibit 10.19
           Alexander Haagen Operating Partnership,          to the Company's 1993 Form
           L.P., dated as of December 27, 1993.             10-K.
 10.16    Contribution Agreement, dated as of December     Incorporated herein by
           27, 1993, between Alexander Haagen               reference to Exhibit 10.20
           Properties Operating Partnership, L.P. and       to the Company's 1993 Form
           Alexander Haagen Properties, Inc.                10-K.
 10.17    Amendment No. 1 to Contribution Agreement        Incorporated herein by
           between Alexander Haagen Properties              reference to Exhibit 10.21
           Operating Partnership, L.P. and Alexander        to the Company's 1993 Form
           Haagen Properties, Inc., dated as of             10-K.
           December 27, 1993.
 10.18    Option Properties Agreement, dated as of         Incorporated herein by
           December 27, 1993, among Haagen-Fontana          reference to Exhibit 10.22
           Partnership, Haagen-Alhambra Retail              to the Company's 1993 Form
           Partnership and Alexander Haagen Properties      10-K.
           Operating Partnership, L.P.
 10.19    Termination of Option Agreement, dated           Incorporated herein by
           November 30, 1994.                               reference to Exhibit 10.24
                                                            to the Company's 1994 Form
                                                            10-K.
 10.20    Development Properties Agreement, dated as of    Incorporated herein by
           December 27, 1993, among Haagen-Burbank          reference to Exhibit 10.23
           Partnership, Haagen-Fontana Partnership,         to the Company's 1993 Form
           Baldwin Hills Associates, Montebello             10-K.
           Commercial Properties, Haagen-San Francisco
           Partnership and Alexander Haagen Properties
           Operating Partnership, L.P.
 10.21    Form of Waiver and Recontribution Agreement      Incorporated herein by
           among Executive Officers and Alexander           reference to Exhibit 10.16
           Haagen Properties Operating Partnership,         to the Company's
           L.P.                                             Registration Statement on
                                                            Form S-11 (No. 33-70156).
 10.22    Form of Indemnity Agreement among Executive      Incorporated herein by
           Officers and Alexander Haagen Properties         reference to Exhibit 10.17
           Operating Partnership, L.P.                      to the Company's
                                                            Registration Statement on
                                                            Form S-11 (No. 33-70156).
 10.23    Registration Rights Agreement, dated as of       Incorporated herein by
           December 27, 1993, among Alexander Haagen        reference to Exhibit 10.26
           Properties, Inc. and Merrill Lynch Global        to the Company's 1993 Form
           Allocation Fund, Inc., Merrill Lynch Special     10-K.
           Value Fund, Inc., and Merrill Lynch
           Multinational Investment Portfolios
           Equity/Convertible Series (Global Allocation
           Portfolio).
 10.24    Indemnity Agreement, dated as of December 27,    Incorporated herein by
           1993, by Alexander Haagen Properties             reference to Exhibit 10.27
           Operating Partnership, L.P. to National          to the Company's 1993 Form
           Westminster Bank PLC, Capital Markets            10-K.
           Branch, as agent, for the benefit of Merrill
           Lynch Global Allocation Fund, Inc., Merrill
           Lynch Special Value Fund, Inc., and Merrill
           Lynch Multinational Investment Portfolios
           Equity/Convertible Series (Global Allocation
           Portfolio).

 EXHIBIT
 NUMBER DESCRIPTION                                         INCORPORATION BY REFERENCE
 ------------------                                         --------------------------
 10.25    Loan Agreement, dated as of March 15, 1995,     Incorporated herein by
           by and between the Alexander Haagen             reference to Exhibit 10.31
           Properties Finance Partnership, L.P. and        to the Company's Form 10-K.
           Nomura Asset Capital Corporation.
 10.26    First Amendment to the Amended and Restated     Incorporated herein by
           1993 Stock Option and Incentive Plan for        reference to Exhibit 10.33
           Officers, Directors and Key Employees of        to the Company's 1996 Form
           Alexander Haagen Properties, Inc. and Haagen    10-K
           Property Management, Inc.
 10.27    Second Amendment to Agreement of Limited        Incorporated herein by
           Partnership of Alexander Haagen Properties      reference to Exhibit 10.34
           Operating Partnership, L.P., dated as of        to the Company's 1996 Form
           March, 1995.                                    10-K
 10.28    Third Amendment to Agreement of Limited         Incorporated herein by
           Partnership of Alexander Haagen Properties      reference to Exhibit 10.35
           Operating Partnership, L.P., dated as of        to the Company's 1996 Form
           February 27, 1997.                              10-K
 10.29    Stock Purchase Agreement by and among           Incorporated herein by
           Prometheus Western Retail, LLC and LF           reference to the Company's
           Strategic Realty Investors, L.P. and            1997 Proxy Statement.
           Alexander Haagen Properties, Inc., dated as
           of June 1, 1997, incorporated herein by
           reference to the Company's 1997 Proxy
           Statement.
 10.30    Stockholders Agreement by and among Lazard      Incorporated herein by
           Freres Real Estate Investors, LLC, LF           reference to the Company's
           Strategic Realty Investors, L.P., Prometheus    1997 Proxy Statement.
           Western Realty Investors, LLC and Alexander
           Haagen Properties, Inc., dated as of June 1,
           1997.
 10.31    Registration Rights Agreement by and among      Incorporated herein by
           Alexander Haagen Properties, Inc. and           reference to the Company's
           Prometheus Western Retail, LLC, dated as of     1997 Proxy Statement.
           June 1, 1997.
 10.32    Third Amendment to the Amended and Restated     Incorporated herein by
           1993 Stock Option and Incentive Plan for        reference to the Company's
           Officers, Directors and Key Employees of        1997 Proxy Statement.
           Alexander Haagen Properties, Inc., Alexander
           Haagen Properties Operating Partnership,
           L.P. and Haagen Property Management, Inc.
 10.33    Fourth Amendment to the Amended and Restated    Incorporated herein by
           1993 Stock Option and Incentive Plan for        reference to the Company's
           Officers, Directors and Key Employees of        1997 Proxy Statement.
           Alexander Haagen Properties, Inc., Alexander
           Haagen Properties Operating Partnership,
           L.P. and Haagen Property Management, Inc.

EXHIBIT
NUMBER                    DESCRIPTION                     INCORPORATION BY REFERENCE
-------                   -----------                     --------------------------
10.34    Separation Agreement and Release by and        Incorporated herein by
          between Alexander Haagen, Sr., Alexander       reference to Exhibit No. 1 to
          Haagen, III, Charlotte Haagen, Autumn Haagen,  Amendment #4 to the 13D filed
          Alexander Haagen III & Betty Haagen Trust fbo  by Prometheus Western Retail,
          Alexander Haagen IV UA 10/24/88, Alexander     LLC and LF Strategic
          Haagen III & Betty Haagen Trust fbo Autumn     Investors, L.P. dated as of
          Haagen UA 10/24/88, Alexander Haagen III &     December 5, 1997.
          Betty Haagen Trust fbo Andrew Haagen UA
          10/28/88, Haagen Living Trust dated August
          17, 1988, as amended and restated as of April
          18, 1996, Haagen Limited Partnership and
          Lazard Freres Real Estate Investors, LLC, LF
          Strategic Realty Investors, L.P., Prometheus
          Western Retail LLC, and Alexander Haagen
          Properties, Inc., Alexander Haagen Properties
          Operating Partnership, L.P. and Haagen
          Property Management, Inc., dated as of
          November 24, 1997.
10.35    Loan and Security Agreement by and between
          Alexander Haagen Properties Operating
          Partnership, L.P. and Fred W. Bruning, dated
          as of December 29, 1997.
10.36    Credit Agreement among Alexander Haagen
          Properties Operating Partnership, L.P, The
          Chase Manhattan Bank, Chase Securities, Inc.,
          Credit Lyonnais, New York Branch and CIBC,
          Inc., dated as of December 31, 1997.
21.1     Subsidiaries of the Company.                   Incorporated herein by
                                                         reference to Exhibit 10.34 to
                                                         the Company's 1995 Form 10-K.
23.1     Consent of Deloitte & Touche LLP.
 27      Financial Data Table