Form 10-K405/A
period 1997-12-31
HAAGEN ALEXANDER PROPERTIES INC
filed 1998-04-30
CIK 913292

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

(MARK ONE)                     FORM 10-K/A

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $295,940,000 (computed on the basis of $15.625 per share), which was the last sale price on the American Stock Exchange on April 28, 1998.

  As of April 28, 1998, 18,955,158 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                      PAGE
 ----                                                                      ----

                                     PART I

  1.  BUSINESS...........................................................    1
  2.  PROPERTIES.........................................................    3
  3.  LEGAL PROCEEDINGS..................................................   15
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   15

                                    PART II

  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS............................................................   16
  6.  SELECTED FINANCIAL DATA............................................   17
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS..............................................   18
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   25
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE...............................................   47

                                    PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   47
 11.  EXECUTIVE COMPENSATION.............................................   48
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   51
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   53

                                    PART IV

 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...   54

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following tables set forth the names, ages and positions of each of the Company's directors and executive officers.

                      DIRECTORS CONTINUING IN OFFICE

                                                                DIRECTOR  TERM
       NAME                                                 AGE  SINCE   EXPIRES
       ----                                                 --- -------- -------
       Fred W. Bruning.....................................  47   1993    1999
       Warner Heineman.....................................  75   1994    1999
       Fred L. Riedman.....................................  67   1994    2000

                     NOMINEES FOR ELECTION AS DIRECTOR

                                                                                      IF ELECTED,
                                                                             DIRECTOR     TERM
NAME                     AGE        PRESENT POSITION WITH THE COMPANY         SINCE   EXPIRATION
----                     ---        ---------------------------------        -------- -----------
R. Bruce Andrews........  57 Director                                          1994      1999
Robert T. Barnum........  52 Director                                          1997      2000
Edward D. Fox...........  50 Director, President and Chief Executive Officer   1997      2000
Anthony E. Meyer........  36 Director                                          1997      2001
Arthur P. Solomon.......  58 Director and interim Chairman of the Board        1997      2001

                            EXECUTIVE OFFICERS

NAME                     AGE                           POSITION
----                     ---                           --------
Edward D. Fox...........  50 President, Chief Executive Officer and Director
Fred W. Bruning.........  47 Senior Vice President--Chief Investment Officer and Director
Stuart J.S. Gulland.....  36 Senior Vice President and Chief Financial Officer
William P. Hewitt.......  48 Senior Vice President of Leasing
Steven Jaffe............  36 Senior Vice President, General Counsel and Secretary
Joseph F. Paggi, Jr. ...  59 Senior Vice President of Properties

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth information concerning the compensation awarded to, earned by or paid during the fiscal years ended December 31, 1995, 1996 and 1997 to the Company's Chief Executive Officer and six other current and former executive officers of the Company (the "Named Executive Officers").

                                  ANNUAL COMPENSATION          LONG TERM COMPENSATION
                          ------------------------------------ -----------------------
                               ANNUALIZED                      SECURITIES
                                SALARY AT    ACTUAL            UNDERLYING  ALL OTHER
  NAME AND PRINCIPAL           END OF YEAR SALARY PAID  BONUS   OPTIONS   COMPENSATION
  POSITION                YEAR   ($)(A)      ($)(A)      ($)     (#)(B)      ($)(C)
  ------------------      ---- ----------- ----------- ------- ---------- ------------
Edward D. Fox(d)........  1997   375,000      74,000       --       --          --
 President and Chief
  Executive               1996       --          --        --       --          --
 Officer                  1995       --          --        --       --          --
Alexander Haagen,
 Sr.(e).................  1997   200,000     119,546       --       --      289,792
 Former Chairman, Chief   1996    24,800      24,800       --       --          --
 Executive Officer and
  President               1995    24,600      24,600       --    27,500         --
Alexander Haagen III(e).  1997   100,000      65,997       --   200,000     246,736
 Former Vice Chairman     1996    24,800      24,800       --       --          --
                          1995    24,600      24,600       --    27,500         --
Fred W. Bruning.........  1997   315,000     311,904   176,501  100,000      21,528
 Senior Vice President
  and                     1996   300,000     339,700   108,900      --          --
 Chief Investment
  Officer                 1995   212,000     211,600   141,100   27,500         --
Stuart J.S. Gulland.....  1997   175,000     177,531    75,000   60,000      21,528
 Senior Vice President
  and                     1996   139,500     138,000    50,000      --          --
 Chief Financial Officer  1995   135,000     100,000       --    82,500         --
William P. Hewitt(f)....  1997   250,000         --        --       --          --
 Senior Vice President
  of Leasing              1996       --          --        --       --          --
                          1995       --          --        --       --          --
Steven M. Jaffe.........  1997   175,000     188,462    75,000   87,500      21,528
 Senior Vice President,
  General                 1996   175,000     171,657       --       --          --
 Counsel and Secretary    1995   140,000     141,301       --     1,293         --
Charlotte Haagen(e).....  1997    25,000      27,671       --       --       43,056
 Former Vice President    1996    24,800      24,800       --       --          --
                          1995    24,600      24,600       --    27,500         --
Mark Granados(g)........  1997   250,000         --        --       --          --
 Vice President,
  Director of             1996       --          --        --       --          --
 Acquisitions             1995       --          --        --       --          --
Joseph F. Paggi,
 Jr. (h)................  1997   200,000         --        --       --          --
                          1996       --          --        --       --          --
                          1995       --          --        --       --          --

--------

(a) Includes accrued vacation paid out.

(b) Represents options to purchase Common Stock granted under the Restated Plan. The 1995 options vest over a four-year period and are exercisable in cumulative 25% installments commencing one year from the date of grant at $11.625 to $18.00 per share. The 1997 options vest over a three-year period, are also tied to stock price performance, and have exercise prices ranging from $15.00 to $15.50. See "--Aggregated Option Exercises and Fiscal Year-End Option Value Table."

(c) Represents (i) restricted stock grants made on February 27, 1997, issued at $.01 per share, which vest over a three-year period and (ii) in the case of Messrs. Haagen, Sr. and Haagen III, grants of 10,000 shares of stock to each of them on August 14, 1997 pursuant to their Employment Agreements. In addition, Messrs. Haagen, Sr. and Haagen III each received grants of 40,000 shares of stock on January 2, 1998, pursuant to the Separation Agreement and Release between them and the Company.

(d) Mr. Fox served as interim President and Chief Executive Officer from November 24, 1997 through March 11, 1998 when he was named as President and Chief Executive Officer. His annual salary was effective as of March 30, 1998. He also received 60,000 shares of restricted stock and options to purchase 210,000 shares of Common Stock, effective as of March 30, 1998.

(e) Messrs. Haagen, Sr. and Haagen III and Mrs. Haagen resigned from the Company effective November 24, 1997.

(f) Hired April 27, 1998 as Senior Vice President of Leasing.

(g) Hired January 2, 1998 as Vice President, Director of Acquisitions. Mr. Granados was also granted options to purchase 100,000 shares of Common Stock, effective as of January 2, 1998.

(h) Hired April 27, 1998 as Senior Vice President of Properties.


OPTION GRANTS

                                                                       POTENTIAL REALIZABLE
                                                                         VALUE AT ASSUMED
                                                                           ANNUAL RATES      ALTERNATIVE
                                                                          OF STOCK PRICE       TO AND
                                                                         APPRECIATION FOR    GRANT DATE
                                       INDIVIDUAL GRANTS                    OPTION TERM         VALUE
                          -------------------------------------------- --------------------- -----------
                                       PERCENT OF
                           NUMBER OF     TOTAL
                          SECURITIES  OPTIONS/SARS EXERCISE
                          UNDERLYING   GRANTED TO  OF BASE                                   GRANT DATE
                          OPTION/SARS EMPLOYEES IN  PRICE   EXPIRATION                         PRESENT
          NAME            GRANTED(#)  FISCAL YEAR   ($/SH)     DATE      5%($)      10%($)     VALUE $
          ----            ----------- ------------ -------- ---------- ---------- ---------- -----------
Edward D. Fox...........          0          0        --         --           --         --        --
 President and Chief
 Executive Officer
Alexander Haagen,                 0          0        --         --           --         --        --
 Sr.(a).................
 Former Chairman, Chief
 Executive Officer and
 President
Alexander Haagen III(a).    200,000       37.2%     15.00    5/30/07    2,680,789  6,045,529   487,500
 Former Vice Chairman
Fred W. Bruning.........    100,000       18.6%     15.00    5/30/07    1,340,394  3,022,764   243,750
 Senior Vice President
 and Chief Investment
 Officer
Stuart J.S. Gulland.....     60,000       11.2%     15.00    5/30/07      804,237  1,813,659   146,250
 Senior Vice President
 and Chief Financial
 Officer
Steven M. Jaffe(b)......     87,500       16.3%     15.00    2/27/07    1,159,095  2,631,169   199,531
 Senior Vice President                              15.50    5/30/07
 and General Counsel
Charlotte Haagen(a).....          0          0        --         --           --         --        --
 Former Vice President

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR

--------

(a) Messrs. Haagen, Sr. and Haagen III and Mrs. Haagen resigned from the Company effective as of November 24, 1997.

(b) Mr. Jaffe received two option grants during the last fiscal year. The first was on February 27, 1997 for 27,500 shares of stock at an exercise price of $15.50 per share, the second was on May 30, 1997 for 60,000 shares of stock at an exercise price of $15.00 per share.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

  The following table provides information related to the exercise of stock options during the year ended December 31, 1997 by each of the Named Executive Officers and the 1997 fiscal year-end value of unexercised options.

                                                  NUMBER OF
                                                 UNEXERCISED
                                               OPTIONS AT FY-  VALUE OF UNEXERCISED
                            SHARES                   END       IN-THE-MONEY OPTIONS
                          ACQUIRED ON  VALUE    EXERCISABLE/        AT FY-END
                           EXERCISE   REALIZED  UNEXERCISABLE      EXERCISABLE/
    NAME                      (#)       ($)          (#)        UNEXERCISABLE ($)
    ----                  ----------- -------- --------------- --------------------
Edward D. Fox...........        0         0          0/0         $0/$0
Alexander Haagen,
 Sr.(a).................        0         0     82,500/0         $159,844/$0
Alexander Haagen III(a).        0         0    282,500/213,750   $647,344/$0
Fred W. Bruning.........        0         0     68,750/113,750   $79,922/$323,672
Stuart J.S. Gulland.....        0         0     41,250/101,250   $79,922/$226,172
Steven M. Jaffe.........        0         0      1,289/88,141    $7,452/$203,217
Charlotte Haagen(a).....        0         0     82,500/0         $159,844/$0

--------

(a) Messrs. Haagen, Sr. and Haagen III and Mrs. Haagen resigned from the Company effective as of November 24, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as of December 31, 1997 regarding beneficial ownership of the Common Stock of the Company by (1) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (2) each director and nominee for director of the Company, (3) the Chief Executive Officer and other current and former executive officers of the Company and (4) the Company's current and former executive officers and directors as a group.

                                             SHARES BENEFICIALLY OWNED
                                       -----------------------------------------
                                          AMOUNT AND NATURE OF        PERCENT OF
        NAME OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP(A)(B)      CLASS(C)
        ------------------------       --------------------------     ----------
   Prometheus Western Retail, LLC....          4,006,434(d)              24.8%(e)
    30 Rockefeller Plaza
    New York, NY 10020
   Merrill Lynch & Co., Inc. ........          1,416,525(f)(g)            8.8%
    World Financial Center, North
     Tower
    250 Vesey Street, New York, NY
     10281
   Prudential Insurance Company of
    America..........................          1,146,621(h)               7.1%
    Prudential Plaza
    751 Broad Street
    Newark, New Jersey 07102-3777
   Alex Brown Investment Management..          1,071,789(i)               6.6%
    1345 East Baltimore Street
    Baltimore, MD 21202
   First Pacific Advisors, Inc. .....          1,089,168(j)               6.7%
    11400 W. Olympic Blvd., Ste. 1200
    Los Angeles, CA 90064
   Heitman PRA Securities Advisors...            980,400(k)               6.1%
    180 N. La Salle St., Ste, 3600
    Chicago, IL 60601
   Haagen Limited Partnership........          3,420,796(b)(l)           17.9%
   Alexander Haagen III..............            272,125(b)(m)            1.7%
   Fred W. Bruning...................            336,083(b)(n)            2.0%
   Stuart J.S. Gulland...............             46,250(o)                *
   Steven M. Jaffe...................              6,289(p)                *
   R. Bruce Andrews..................             15,600(p)                *
   Warner Heineman...................             17,600(p)                *
   Fred L. Riedman...................             10,600(p)                *
   Robert T. Barnum..................                --                    *
   Edward D. Fox.....................                --                    *
   Anthony E. Meyer..................                --                    *
   Arthur P. Solomon.................                --                    *
   All Directors and Executive
    Officers as a group (4 persons)..          4,134,491(b)(o)(p)(q)     20.9%

--------

 *  Less than 1%

(a) For purposes of this Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of shares of Common Stock listed in this table have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(b) Includes shares of Common Stock issuable upon exchange of partnership units ("OP Units") in Alexander Haagen Properties Operating Partnership, L.P. which are exchangeable within 60 days. As of December 31, 1997, the number of OP Units owned by the current and former executive officers of the Company was as follows: Alexander Haagen III--140,664, Seymour Kreshek--416,993, Fred W. Bruning--262,333, and the Haagen Limited Partnership--2,839,284.

(c) Based on 16,174,848 shares of Common Stock outstanding as of December 31, 1997.

(d) The Schedule 13G filed by the stockholder indicates sole voting power and sole dispositive power with respect to all shares.

(e) The stockholder acquired an additional 2,700,000 shares of Common Stock on February 13, 1998. Assuming consummation of the purchase of all shares of Common Stock to be purchased pursuant to a certain purchase agreement between the stockholder and the Company and assuming no other changes, the percent of class would equal 56.5%.

(f) The Schedule 13G filed by the stockholder indicates shared investment and dispositive power with respect to all shares.

(g) Includes shares that the holder has the right to acquire through the exchange of 7% exchangeable subordinated debentures due in 2003.

(h) The Schedule 13G filed by the stockholder indicates 1,146,621 shares beneficially owned, shared voting power with respect to 934,400 shares and shared dispositive power with respect to 934,500 shares.

(i) Although the stockholder has not filed a Schedule 13G, the Company believes that the stockholder owns the number of shares indicated and has sole voting and dispositive power with respect to a majority of such shares.

(j) The Schedule 13G filed by the stockholder indicates shared voting power with respect to 290,556 shares and shared dispositive power with respect to 1,089,168 shares.

(k) The Schedule 13G filed by the Stockholder indicates sole voting power with respect to 925,000 shares, sole dispositive power with respect to 963,800 shares and shared dispositive power with respect to 16,600 shares.

(l) Includes stock totaling 40,000 shares held by Alexander and Charlotte Haagen. In addition, includes options to purchase 165,000 shares of Common Stock which are exercisable within 60 days, held by Alexander and Charlottte Haagen.

(m) Includes options to purchase 282,500 shares of Common Stock which are exercisable within 60 days outstanding as of December 31, 1997.

(n) Includes options to purchase 68,750 shares of Common Stock which are exercisable within 60 days, but does not include options to purchase 113,750 shares of Common Stock outstanding as of December 31, 1997 which are not exercisable within 60 days.

(o) Includes options to purchase 41,250 shares which are exercisable within 60 days, but does not include options to purchase 101,250 shares of Common Stock outstanding as of December 31, 1997 which are not exercisable within 60 days.

(p) Includes options to purchase 7,600 shares of Common Stock which are exercisable within 60 days. Does not include options to purchase 6,600 shares of Common Stock which are not exercisable within 60 days

(q) Includes options to purchase 1,289 shares of Common Stock which are exercisable within 60 days, but does not include options to purchase 88,141 shares of Common Stock which are not exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  An agreement existed between Baldwin Hills Associates (a predecessor affiliate) and the Community Redevelopment Agency of the City of Los Angeles ("LACRA") in connection with the development of Baldwin Hills Crenshaw Plaza which provided for the LACRA to participate in net cash flows from operations and net sales proceeds. Upon transfer of property to the Operating Partnership, the LACRA's participation rights under the agreement were terminated. No payments under such agreement were made through December 27, 1993. The LACRA and Baldwin Hills Associates have settled a dispute as to the LACRA's portion of the proceeds received by Baldwin Hills Associates upon sale of the property to the Operating Partnership. The settlement has no impact on the Company and is confined to resolution between the LACRA and Baldwin Hills Associates. Certain current and former executive officers and directors of the Company, including Alexander Haagen, Sr., Charlotte Haagen, Seymour Kreshek and Fred Bruning, are partners in Baldwin Hills Associates.

  Under the terms of the current ground lease with respect to Media City Center with the Burbank Agency, the Company is obligated to pay fixed base rent of $1,000 per year. The Burbank Agency was also entitled to receive certain net cash flows from operations and certain net proceeds upon any future sale or transfer of the Property. However, in November 1994, the Company and the Burbank Agency entered into agreements, which (i) terminated the Burbank Agency's rights to participate in net cash flows and net sales or financing proceeds from Media City Center, (ii) eliminated the Burbank Agency's consent rights with respect to encumbrances on the property, and
(iii) changed the zoning restrictions on two adjacent parcels to permit retail development on these parcels. In consideration, the Operating Partnership paid $5.0 million to the Burbank Agency. The two adjacent parcels were previously owned by Haagen-Burbank Partnership (a predecessor affiliate), which contributed its rights to such parcels to the Company without remuneration. Under the revised use restrictions, the City of Burbank will permit up to 50,000 square feet of development on the two parcels provided that there is at least one retail tenant of 25,000 square feet of gross leasable area. Certain current and former officers and directors of the Company, including Alexander Haagen, Sr., Charlotte Haagen, Seymour Kreshek and Fred Bruning are partners in Haagen-Burbank Partnership.

  Through December 31, 1997, Haagen Property Management, Inc. ("HPMI") managed for a fee all of the Company's properties pursuant to Management Agreements dated as of December 27, 1993, except for six (6) properties which HPMI managed pursuant to Management Agreements dated March 14, 1995. HPMI also managed for a fee certain properties not owned by the Company. HPMI received approximately $4,013,000 in executive and property management fees, $2,077,000 in leasing and legal fees and $1,240,000 in acquisition and construction fees from the Operating Partnership and realized $20,000 net income for the year ended December 31, 1997. The Company was the holder of all of the issued and outstanding non-voting preferred stock of HPMI, with a 95% economic interest therein, and the holders of all of the issued and outstanding voting common stock of HPMI, with a 5% economic interest therein, were Alexander Haagen, Sr., Alexander Haagen III, Charlotte Haagen and Seymour Kreshek, the former Chairman and Chief Executive Officer, former Vice Chairman, former Vice President, and former Senior Vice President-Chief Financial Officer of the Company, respectively. In connection with the Separation Agreement, between the Haagen family and the Company resulting from their retirement, the Company purchased the remaining 5% economic interest in HPMI. As a result, the Company has full control over the operations of HPMI.

  In December 1997, the Company extended a loan of $3,138,586 to Fred W. Bruning. Interest on the loan is at a rate of 7.45%. The loan is secured by all of Mr. Bruning's actual and beneficial ownership interest in the Company. The loan matures in December 2004, but is due in full six months following the termination of Mr. Bruning's employment with the Company if earlier.

  The Company's headquarters in Manhattan Beach, California are owned by a partnership in which Alexander Haagen, Sr., Charlotte Haagen, Alexander Haagen III and Seymour Kreshek are partners. At the time of the Company's initial public offering, the current lease on the headquarters was assigned from The Alexander Haagen Company, Inc. to HPMI, which subleases space to the Company and the Operating Partnership. HPMI paid $350,358 pursuant to such lease for the year ended December 31, 1997.

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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
   3. Exhibits...........................................................   55

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California, on the 29th day of April, 1998.

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

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

      /s/ Arthur Solomon             Chairman of the Board         April 29, 1998
____________________________________
           Arthur Solomon

       /s/ Edward D. Fox             Director, Chief Executive     April 29, 1998
____________________________________  Officer and President
           Edward D. Fox              (Principal Executive
                                      Officer)
      /s/ R. Bruce Andrews           Director                      April 29, 1998
____________________________________
          R. Bruce Andrews
       /s/ Robert Barnum             Director                      April 29, 1998
____________________________________
           Robert Barnum
      /s/ Fred W. Bruning            Director, Senior Vice         April 29, 1998
____________________________________  President--Chief Investment
          Fred W. Bruning             Officer
      /s/ Warner Heineman            Director                      April 29, 1998
____________________________________
          Warner Heineman
       /s/ Anthony Meyer             Director                      April 29, 1998
____________________________________
           Anthony Meyer
      /s/ Fred L. Riedman            Director                      April 29, 1998
____________________________________
          Fred L. Riedman
    /s/ Stuart J.S. Gulland          Senior Vice President--Chief  April 29, 1998
____________________________________  Financial Officer
        Stuart J.S. Gulland           (Principal Financial
                                      Officer)
      /s/ Edward A. Stokx            Controller (Principal         April 29, 1998
____________________________________  Accounting Officer)
          Edward A. Stokx

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
10.34    Separation Agreement and Release by and        Incorporated herein by
          between Alexander Haagen, Sr., Alexander       reference to Exhibit No. 1 to
          Haagen, III, Charlotte Haagen, Autumn Haagen,  Amendment #4 to the 13D filed
          Alexander Haagen III & Betty Haagen Trust fbo  by Prometheus Western Retail,
          Alexander Haagen IV UA 10/24/88, Alexander     LLC and LF Strategic
          Haagen III & Betty Haagen Trust fbo Autumn     Investors, L.P. dated as of
          Haagen UA 10/24/88, Alexander Haagen III &     December 5, 1997.
          Betty Haagen Trust fbo Andrew Haagen UA
          10/28/88, Haagen Living Trust dated August
          17, 1988, as amended and restated as of April
          18, 1996, Haagen Limited Partnership and
          Lazard Freres Real Estate Investors, LLC, LF
          Strategic Realty Investors, L.P., Prometheus
          Western Retail LLC, and Alexander Haagen
          Properties, Inc., Alexander Haagen Properties
          Operating Partnership, L.P. and Haagen
          Property Management, Inc., dated as of
          November 24, 1997.
10.35    Loan and Security Agreement by and between     Incorporated herein by
          Alexander Haagen Properties Operating          reference to Exhibit 10.35 to
          Partnership, L.P. and Fred W. Bruning, dated   the Company's 1997 Form 10-K.
          as of December 29, 1997.
10.36    Credit Agreement among Alexander Haagen        Incorporated by reference to
          Properties Operating Partnership, L.P, The     Exhibit 10.36 to the
          Chase Manhattan Bank, Chase Securities, Inc.,  Company's 1997 Form 10-K.
          Credit Lyonnais, New York Branch and CIBC,
          Inc., dated as of December 31, 1997.
21.1     Subsidiaries of the Company.                   Incorporated herein by
                                                         reference to Exhibit 10.34 to
                                                         the Company's 1995 Form 10-K.
23.1     Consent of Deloitte & Touche LLP.
 27      Financial Data Table                           Incorporated by reference to
                                                        Exhibit 27 to the Company's
                                                        1997 Form 10-K.