Form 10-Q
period 1998-03-31
HAAGEN ALEXANDER PROPERTIES INC
filed 1998-05-15
CIK 913292

           THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                  PURSUANT TO RULE 901(D) OF REGULATION S-T.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 1-12588

                       ALEXANDER HAAGEN PROPERTIES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               MARYLAND                              95-4444963
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

       3500 SEPULVEDA BOULEVARD                         90266
      MANHATTAN BEACH, CALIFORNIA                    (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 546-4520

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_] .

  As of May 12, 1998, 19,014,158 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       ALEXANDER HAAGEN PROPERTIES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements
         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
          and December 31, 1997.........................................     3
         Consolidated Statements of Operations (unaudited) for the three
          months ended March 31, 1998 and 1997..........................     4
         Consolidated Statements of Cash Flows (unaudited) for the three
          months ended March 31, 1998 and 1997..........................     5
         Notes to Consolidated Financial Statements (unaudited).........     6
 Item 2. Managements Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    10
 PART II OTHER INFORMATION..............................................    15
         SIGNATURES.....................................................    16

                       ALEXANDER HAAGEN PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,  DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                        ASSETS
Rental properties.....................................  $ 902,455    $783,279
Accumulated depreciation and amortization.............   (126,106)   (121,202)
                                                        ---------    --------
Rental properties, net................................    776,349     662,077
Cash and cash equivalents.............................      5,666       3,613
Tenant receivables, net...............................      7,464       6,017
Other receivables.....................................      6,530       4,449
Restricted cash.......................................      7,005       9,435
Note Receivable from Officer..........................      3,088       3,126
Deferred charges, net.................................     18,976      19,759
Other assets..........................................      2,078       2,237
                                                        ---------    --------
    TOTAL.............................................  $ 827,156    $710,713
                                                        =========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Secured Debt..........................................  $ 386,041    $313,660
7 1/2% Convertible subordinated debentures............    138,599     138,599
7 1/4% Exchangeable subordinated debentures...........     30,000      30,000
Accrued construction costs............................      6,091      10,996
Accounts payable and other accrued expenses...........      7,926       8,482
Accrued dividends and distributions ..................      8,427       7,371
Accrued interest......................................      4,206       5,604
Tenant security and other deposits....................      5,395       4,729
                                                        ---------    --------
    Total liabilities.................................    586,685     519,441
                                                        ---------    --------
MINORITY INTERESTS:
Operating Partnership (5,193,261 and 4,280,789 units
 issued as of March 31, 1998 and December 31, 1997,
 respectively)........................................     51,273      39,685
Other minorities......................................      1,657       1,748
                                                        ---------    --------
  Total minority interests............................     52,930      41,433
                                                        ---------    --------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
  510,034 shares outstanding as March 31, 1998 and
   December 31, 1997, redeemable on May 25, 1999......      8,543       8,385
                                                        ---------    --------
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 50,000,000 shares
   authorized; 18,504,124 and 15,664,814 shares issued
   and outstanding as of March 31, 1998 and
   December 31, 1997, respectively) ..................        185         157
  Additional paid-in capital..........................    266,553     223,972
  Accumulated distributions and deficit...............    (87,740)    (82,675)
                                                        ---------    --------
    Total stockholders' equity........................    178,998     141,454
                                                        ---------    --------
    TOTAL.............................................  $ 827,156    $710,713
                                                        =========    ========

                See Notes to Consolidated Financial Statements.

                       ALEXANDER HAAGEN PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                                                               (UNAUDITED)
REVENUES:
Minimum rents............................................. $  19,532  $  15,926
Recoveries from tenants...................................     6,173      4,987
Percentage rents..........................................       239        271
Other income..............................................     1,225        999
                                                           ---------  ---------
    Total revenues........................................    27,169     22,183
                                                           ---------  ---------
EXPENSES:
Interest..................................................    10,254      8,897
Depreciation and amortization.............................     5,389      4,315
Property Operating Costs:
  Common area.............................................     4,077      3,349
  Property taxes..........................................     2,772      2,076
  Leasehold rentals.......................................       411        403
  Marketing...............................................        75        112
  Other operating.........................................       430        452
General and administrative................................     1,469      1,238
                                                           ---------  ---------
    Total expenses........................................    24,877     20,842
                                                           ---------  ---------
INCOME FROM OPERATIONS BEFORE MINORITY INTEREST...........     2,292      1,341
MINORITY INTERESTS:
  Operating Partnership...................................      (443)      (332)
  Other minorities........................................       (69)       (76)
                                                           ---------  ---------
NET INCOME................................................ $   1,780  $     933
                                                           =========  =========
BASIC INCOME PER SHARE.................................... $    0.10  $    0.08
                                                           =========  =========
DILUTED INCOME PER SHARE.................................. $    0.08  $    0.06
                                                           =========  =========
WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC................    17,646     12,024
                                                           =========  =========
WEIGHTED AVERAGE SHARES OUTSTANDING--DILUTED..............    22,142     16,310
                                                           =========  =========


                 See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income............................................... $   1,780  $    933
Adjustment to reconcile net income to net cash provided
 by operating activities:
Depreciation and amortization of rental properties.......     5,389     4,315
Amortization of deferred financing costs.................       683       554
Minority interests in operations.........................       512       408
Net changes in operating assets and liabilities..........    (5,022)       61
                                                          ---------  --------
    Net cash provided by operating activities............     3,342     6,271
                                                          ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties................................   (42,128)      --
Construction and development costs.......................    (8,027)   (4,599)
Proceeds from note receivable from officer...............        38       --
                                                          ---------  --------
    Net cash used by investing activities................   (50,117)   (4,599)
                                                          ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage financing.................      (740)     (610)
Borrowings on secured line of credit.....................    56,508     8,000
Repayment of secured line of credit......................   (42,000)   (2,500)
Proceeds from issuance of common stock...................    40,473       --
Costs of obtaining financing.............................      (320)      --
Decrease in restricted cash..............................     2,430        63
Dividends to shareholders................................    (5,823)   (4,329)
Distributions to minority interests......................    (1,700)   (2,895)
Other....................................................       --        (34)
                                                          ---------  --------
    Net cash provided by (used in) financing activities..    48,828    (2,305)
                                                          ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....     2,053      (633)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD........     3,613     5,941
                                                          ---------  --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD.............. $   5,666  $  5,308
                                                          =========  ========
NON-CASH TRANSACTIONS:
Fair value of debt assumed to acquire properties......... $  58,613
                                                          =========
Issuance of Operating Partnership Units to acquire
 properties.............................................. $  15,089
                                                          =========

                 See Notes to Consolidated Financial Statements

                       ALEXANDER HAAGEN PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.BASIS OF PRESENTATION

  Alexander Haagen Properties, Inc. (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the Western United States. As of March 31, 1998 the Company owned 54 retail shopping centers (the "Properties") comprising 10.3 million square feet of total shopping center gross leasable area.

  The accompanying financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.

2. REDEEMABLE COMMON STOCK

  In connection with the Separation Agreement, as defined in Note 4 below, the Company has agreed to purchase, or cause to have purchased, from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a price per share equal to the greater of $17 or the then current market price (as determined in accordance with the Separation Agreement). Under the terms of the Separation Agreement, the Haagen Family retain all rights and privileges as owners of the Shares up to the date of purchase and may therefore sell such shares on the American Stock Exchange, subject to certain limitations set forth under the Securities Act of 1933. Included in the Shares to be repurchased are 510,034 shares of common stock. As of March 31, 1998 and December 31, 1997, such shares have been reflected as Redeemable Common Stock at the fair value on such dates.

3.STOCKHOLDER'S EQUITY

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

  As of December 31, 1997, the Company had sold 4,006,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $60.1 million. On February 13, 1998 the Company sold an additional 2,700,000 shares to LFREI. As of March 31, 1998, LFREI is obligated to purchase an additional 8,960,232 Shares of Common Stock for aggregate proceeds of $134.4 million (the "Remaining Equity Commitment"). As of March 31, 1998, LFREI owned approximately 35.4% of the outstanding Common Stock. On May 4, 1998, the Company notified LFREI of its intent to sell an additional 2,000,000 shares to LFREI effective June 2, 1998.

  The Company must sell the Remaining Equity Commitment not later than February 14, 1999. If the Company has not drawn the Remaining Equity Commitment by such date, LFREI will have the right on such date to purchase such shares from the Company, at a price of $15.00 per share. If LFREI acquires all of the

                       ALEXANDER HAAGEN PROPERTIES, INC.

                                  (UNAUDITED)

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

  For a period of five years following stockholder approval (the "Standstill Period") and any Standstill Extension Term, LFREI and its affiliates may not
(i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock). As used herein, the term Adjusted Fully Diluted Basis shall mean on a Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding convertible debt or upon exercise of options granted under management benefit plans shall not be included. After giving effect to the sale of 15,666,666 shares to LFREI, and assuming no other change in the number of outstanding shares, LFREI will own 49.0% of the Common Stock on an Adjusted Fully Diluted Basis. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding convertible debt or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI nominated four members to the Company's Board of Directors. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

4.INVESTMENT IN MANAGEMENT COMPANY

  Through December 31, 1997, Haagen Property Management, Inc. ("HPMI") conducted all of the executive, construction, leasing, legal, acquisition, and property management functions pursuant to management agreements between the Alexander Haagen Properties Operating Partnership, Ltd. (the "OP") and HPMI. Prior to December 31, 1997, the OP owned a 95% economic interest in, but did not control, HPMI. The investment had been accounted for on the equity basis as an unconsolidated subsidiary. No dividends were paid by HPMI during the three months ended March 31, 1998 or the year ended December 31, 1997. HPMI provided leasing and property management services to other properties owned by certain third parties. In connection with an agreement dated November 24, 1997 between the Company and Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen, III (collectively the "Haagen Family"), (the "Separation Agreement"), the OP purchased the remaining 5% economic interest in HPMI. As such, the balance sheet of HPMI has been consolidated as of December 31, 1997. Executive and property management fees paid to HPMI for the three months ended March 31, 1997 totaled $997,000 and are included in general and administrative expenses. In addition, HPMI provided acquisition, leasing, legal and construction services for the properties owned or acquired by the Company, such fees for the three months ended March 31, 1997, of $716,000 were capitalized and are being amortized over the useful lives of the related leases and/or properties.

                       ALEXANDER HAAGEN PROPERTIES, INC.

                                  (UNAUDITED)


5.PROPERTY ACQUISITIONS

  During the three months ended March 31, 1998, the Company has acquired eight unenclosed shopping centers comprising approximately 1,052,000 square feet of Company owned GLA for an aggregate purchase price of approximately $114 million. The acquisitions consist of the following:

                                                                       COMPANY
    DATE ACQUIRED             PROPERTY                 LOCATION       OWNED GLA
    -------------             --------                 --------       ---------
   January 20,
    1998............ Covington Square            Kent, WA              155,370
   March 11, 1998... Pavilions Centre            Federal Way, WA       200,191
   March 27, 1998... Bakersfield Shopping Center Bakersfield, CA        14,115
   March 27, 1998... Center of El Centro         El Centro, CA         179,189
   March 27, 1998... Loma Square                 San Diego, CA         210,704
   March 27, 1998... Vineyards Marketplace       Rancho Cucamonga, CA   56,035
   March 27, 1998... North County Plaza          Carlsbad, CA          153,325
   March 31, 1998... Southpointe Plaza           Sacramento, CA         83,409

  In connection with the above acquisitions, the Company assumed three non-recourse mortgage notes aggregating $58.3 million. The first mortgage of $24.8 million matures in August, 2006, bears interest at 7.44% and requires monthly principal and interest payments. The second note has a face value of $14.5 million, bears interest at 10.38% and requires monthly interest payments through maturity of January, 2003. The final note has a face value of $19.0 million, bears interest at 9.31% and matures August, 1999. This note requires monthly principal and interest payments. In addition, the Company issued 912,472 Operating Partnership Units valued at approximately $15.1 million in connection with six of the above acquisitions.

6.UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION.

  The accompanying unaudited pro forma information for the three months ended March 31, 1998 and 1997 is presented as if the acquisitions, as described in
Note 5 to the financial statements had occurred on January 1, 1997. Such pro forma information is based upon the historical consolidated financial statements of the Company and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

  This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming such Acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                          PRO FORMA INCOME STATEMENT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS
                                                               ENDED MARCH 31
                                                               ---------------
                                                                1998    1997
                                                               ------- -------
   Total revenues............................................. $29,821 $25,542
                                                               ======= =======
   Net income.................................................   2,019   1,290
                                                               ======= =======
   Basic income per share.....................................    0.11    0.11
                                                               ======= =======
   Diluted income per share...................................    0.09    0.07
                                                               ======= =======
   Basic weighted average number of shares of common stock
    outstanding...............................................  17,646  12,024
                                                               ======= =======
   Diluted weighted average number of shares of common stock
    outstanding...............................................  22,962  17,252
                                                               ======= =======

                       ALEXANDER HAAGEN PROPERTIES, INC.

                                  (UNAUDITED)

7.SUBSEQUENT EVENTS.

  Subsequent to March 31, 1998, the Company acquired four unenclosed shopping centers comprising approximately 608,000 square feet of Company owned GLA for an aggregate purchase price of approximately $48.5 million. The acquisitions consist of the following:

                                                                        COMPANY
   DATE ACQUIRED                           PROPERTY         LOCATION   OWNED GLA
   -------------                           --------         --------   ---------
   April 30, 1998................... Southern Palms Center Tempe, AZ    254,863
   April 30, 1998................... Sixth Avenue Plaza    Tacoma, WA   139,107
   May 1, 1998...................... Mineral King Plaza    Visalia, CA   39,060
   May 12, 1998..................... Madera MarketPlace    Madera, CA   175,096

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

HISTORICAL RESULTS OF OPERATIONS

 Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

  Revenues increased by $5.0 million to $27.2 million for the three months ended March 31, 1998 from $22.2 million for the three months ended March 31, 1997. The revenue increase was primarily a result of the opening of the major anchor tenants of the Company's redevelopment projects in Medford, Oregon and Covina, CA, and the acquisition of sixteen community shopping centers between August 1997 and March 1998. Offsetting these increases were decreases in revenues from the Company's two regional malls and Empire Center in Fontana.

  Interest expense increased to $10.3 million for the three months ended March 31, 1998 from $8.9 million for the three months ended March 31, 1997. The increase was caused by additional borrowings on the Company's line of credit to finance the acquisition of sixteen community shopping centers acquired between August 1997 and March 1998.

  Property operating costs increased by $1.4 million to $7.8 million for the three months ended March 31, 1998 from $6.4 million for the three months ended March 31, 1997. The increase is a result of increased property taxes and an increase in operating costs as a result of the sixteen properties acquired in the later part of 1997 and the first quarter of 1998. These costs were partially offset by a decrease in marketing and other operating costs at the Company's properties.

  Net income increased by $0.9 million from $0.9 million for the three months ended March 31, 1997 to income of $1.8 million for the three months ended March 31, 1998 for the reasons stated above. Net income is expected to be effected in future periods as a result of a required change in accounting for costs associated with the Company's internal acquisition department. Such costs have previously been capitalized as part of the costs associated with acquired properties.

 Selected Property Financial Information

  Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
   Retail Properties (54 in 1998 and 35 in 1997):
     Regional Malls............................................ $ 4,626 $ 4,697
     Community Centers.........................................  12,684   9,086
     Single Tenants............................................   1,924   1,931
   Other income................................................     170      77
                                                                ------- -------
     Net Operating Income...................................... $19,404 $15,791
                                                                ======= =======

  The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:

                                                         MARCH 31, DECEMBER 31,
                                                           1998        1997
                                                         --------- ------------
   Retail Properties (54 in 1998 and 46 in 1997):
   Regional Malls.......................................    89.2%      91.3%
   Community Centers....................................    91.5       93.8
     Portfolio Sub-total (excluding Single Tenants).....    91.1       93.3
   Single Tenants.......................................   100.0      100.0
     Aggregate Portfolio................................    92.6       94.6

  In the first quarter of 1997 the non-owned IKEA store and several other tenants in Empire Center (Fontana, California) vacated their premises. The leased space of Empire Center was 60.6% at March 31, 1998 compared to 94.2% at March 31, 1997.

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

  The Company computes FFO on both a basic and diluted basis and considers Operating Partnership Units as the equivalent of shares for the purpose of these computations. The diluted basis assumes the conversion of the convertible and exchangeable debentures and other common stock equivalents into shares of common stock. In computing fully-diluted FFO the Company adds back the amortization of deferred financing costs related to the outstanding debentures, principally representing the underwriting discount on the convertible debentures. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands, except per share amounts):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                              1998      1997
                                                           ---------- ---------
FUNDS FROM OPERATIONS:
Net income................................................ $    1,780 $    933
Adjustments to reconcile net income to funds from
 operations:
 Depreciation and Amortization:
  Buildings and improvements..............................      3,953    2,917
  Tenant improvements and allowances......................      1,066    1,071
  Leasing costs...........................................        329      314
Minority Interests........................................        367      259
Other.....................................................         25      --
                                                           ---------- --------
Funds from Operations, basic..............................      7,520    5,494
Debenture interest expense................................      3,142    3,142
Amortization of debenture financing costs.................        325      325
                                                           ---------- --------
Funds from operations, diluted............................ $   10,987 $  8,961
                                                           ========== ========
SUPPLEMENTAL DISCLOSURES
 Expansion of Portfolio:
  Acquisitions............................................ $  115,830 $    --
  Construction and Development............................      3,346    5,713
  Leasing.................................................        484      501
                                                           ---------- --------
                                                           $  119,660 $  6,214
                                                           ========== ========
 Releasing and Maintenance of Portfolio:
  Construction and Development............................ $      --  $     49
  Leasing.................................................        112      134
                                                           ---------- --------
                                                           $      112 $    183
                                                           ========== ========

  The Company considers any space that was vacant or unbuilt at the date of its initial public offering to be expansion of its portfolio.

  Funds from operations, on a basic basis, increased to $7.5 million for the three months ended March 31, 1998, as compared to $5.5 million for the same period in 1997. On a diluted basis, assuming conversion of the debentures and other common stock equivalents, funds from operations increased to $11.0 million from $9.0 million. The increase in funds from operations is principally a result of the reasons stated above under Results of Operations.

  Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY SOURCES AND REQUIREMENTS

  In December 1997, the Operating Partnership entered into a new revolving line of credit with a maximum borrowing limit of $250 million (the "Credit Facility"). The Credit Facility will primarily provide continued funding for the Company's planned acquisition and redevelopment activities. The Credit Facility expires in December 2000. Borrowings under the Credit Facility are secured by first mortgage liens on Montebello Town Square, The City Center, Media City Center, Empire Center, Medford Center, Pacific Linen Plaza, Ross Center, Vancouver Park Place, Smitty's Tucson, Frontier Village, Marshalls Plaza, Silverdale and Covington Square. At March 31, 1998, outstanding borrowings on the Credit Facility were approximately $123.2 million, with an additional $4.2 million having been utilized to provide letters of credit.

  To the extent that borrowings under the facility are less than the outstanding commitment from LFREI the interest rate will be London Inter-Bank Offering Rate ("LIBOR") plus 100 basis points. To the extent the borrowings are in excess of the outstanding LFREI commitment such excess will bear interest at LIBOR plus 137.5 basis points.

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

  As of December 31, 1997, the Company had sold 4,006,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $60.1 million. On February 13, 1998 the Company sold an additional 2,700,000 shares to LFREI for proceeds of $40.5 million, which was used to reduce the outstanding borrowings on the Credit Facility, reducing the Remaining Equity Commitment to $134.4 million. On May 4, 1998, the Company notified LFREI of its intent to sell an additional 2,000,000 shares to LFREI effective June 2, 1998.

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

  During the three months ended March 31, 1998, the Company has acquired eight unenclosed shopping centers comprising approximately 1,052,000 square feet of Company owned GLA for an aggregate purchase price of approximately $114 million. The acquisitions consist of the following:

    DATE ACQUIRED             PROPERTY                 LOCATION       TOTAL GLA
    -------------             --------                 --------       ---------
   January 20,
    1998............ Covington Square            Kent, WA              155,370
   March 11, 1998... Pavilions Centre            Federal Way, WA       200,191
   March 27, 1998... Bakersfield Shopping Center Bakersfield, CA        14,115
   March 27, 1998... Center of El Centro         El Centro, CA         179,189
   March 27, 1998... Loma Square                 San Diego, CA         210,704
   March 27, 1998... Vineyards Marketplace       Rancho Cucamonga, CA   56,035
   March 27, 1998... North County Plaza          Carlsbad, CA          153,325
   March 31, 1998... Southpointe Plaza           Sacramento, CA         83,409

  These acquisitions were funded from borrowings under the Credit Facility, the assumption of certain non-recourse mortgage notes and the issuance of Operating Partnership Units.

  The Company anticipates continuing to execute its acquisition and redevelopment strategy during the next 12 months. The Company believes that such acquisitions will be funded from the LFREI Equity Commitment, the Company's Credit Facility, future debt refinancings and financings, and the issuance of equity.

CASH FLOWS

  Net cash provided by operating activities decreased from $6.3 million for the three months ended March 31, 1997 to $3.3 million for the same period in 1998. Net cash used by investment activities increased to $50.1 million for the three months ended March 31, 1998 from $5.0 million for the three months ended
March 31, 1997. Net cash provided by financing activities increased to $48.8 million for the three months ended March 31, 1998 from $2.3 million used in financing activities in the three months ended March 31, 1997. The decrease in cash provided by operating activity was primarily due to an increase in tenant and other receivables as well as a decrease in accrued interest payable. The increase in cash used by investment activities was a result of the acquisition of eight community centers during the first quarter of 1998 and the completion of the Company's AMC Theatres at Covina Town Square. The principal cause of the increase in cash provided by financing activities was the result of the sale of Common Stock to LFREI and additional borrowings on the Company's Credit Facility.

PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

  None

ITEM 2: CHANGES IN SECURITIES

  None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5: OTHER INFORMATION

  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)Exhibits

    Exhibit 27 Financial Data Schedule

    Exhibit 27.2 Restated Financial Data Schedule

  (b)Reports on Form 8-K

    None

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ALEXANDER HAAGEN PROPERTIES, INC.

                                                 /s/ Stuart J.S. Gulland
                                          By: _________________________________
                                                   STUART J.S. GULLAND
                                                 SENIOR VICE PRESIDENT,
                                                 CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL OFFICER)

                                                   /s/ Edward A. Stokx
                                          By: _________________________________
                                                     EDWARD A. STOKX
                                                       CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)

Dated: May 15, 1998