Form 10-Q
period 1998-06-30
CENTERTRUST RETAIL PROPERTIES INC
filed 1998-08-13
CIK 913292

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 1-12588

                               ----------------

                      CENTERTRUST RETAIL PROPERTIES, INC.
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

                                (310) 546-4520
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                  FORMERLY ALEXANDER HAAGEN PROPERTIES, INC.

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  As of August 10, 1998, 23,015,968 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      CENTERTRUST RETAIL PROPERTIES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I     FINANCIAL INFORMATION
 Item 1.    Financial Statements
            Consolidated Balance Sheets as of June 30, 1998 (unaudited)
             and December 31, 1997.......................................     3
            Consolidated Statements of Operations (unaudited) for the
             three and six months ended June 30, 1998 and 1997...........     4
            Consolidated Statements of Cash Flows (unaudited) for the six
             months ended June 30, 1998 and 1997.........................     5
            Notes to Consolidated Financial Statements (unaudited).......     6
            Managements Discussion and Analysis of Financial Condition
 Item 2.     and Results of Operations ..................................    10
 PART II    OTHER INFORMATION............................................    15
 SIGNATURES...............................................................   16

                      CENTERTRUST RETAIL PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (UNAUDITED)
                        ASSETS
                        ------
Rental properties..................................... $1,006,290    $ 783,279
Accumulated depreciation and amortization.............   (131,004)    (121,202)
                                                       ----------    ---------
Rental properties, net................................    875,286      662,077
Cash and cash equivalents.............................      3,515        3,613
Tenant receivables, net...............................      8,040        6,017
Other receivables.....................................      6,151        7,575
Restricted cash.......................................      7,140        9,435
Deferred charges, net.................................     19,589       19,759
Other assets..........................................      1,547        2,237
                                                       ----------    ---------
  TOTAL............................................... $  921,268    $ 710,713
                                                       ==========    =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
LIABILITIES:
  Secured Debt........................................ $  438,949    $ 313,660
  7 1/2% Convertible subordinated debentures..........    138,599      138,599
  7 1/4% Exchangeable subordinated debentures.........     30,000       30,000
  Accounts payable and other accrued expenses.........      5,646        8,482
  Accrued dividends and distributions.................      9,940        7,371
  Accrued interest....................................      5,944        5,604
  Accrued construction costs..........................      2,882       10,996
  Tenant security and other deposits..................      5,405        4,729
                                                       ----------    ---------
    Total liabilities.................................    637,365      519,441
                                                       ----------    ---------
MINORITY INTERESTS:
  Operating Partnership (5,272,239 and 4,280,789 units
   issued as of June 30, 1998 and December 31, 1997,
   respectively)......................................     53,896       39,685
  Other minorities....................................      1,885        1,748
                                                       ----------    ---------
    Total minority interests..........................     55,781       41,433
                                                       ----------    ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
  510,034 shares outstanding as of June 30, 1998 and
   December 31, 1997, redeemable on May 25, 1999......      8,543        8,385
                                                       ----------    ---------
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 50,000,000 shares
   authorized; 21,838,226 and 15,664,814 shares issued
   and outstanding as of June 30, 1998 and
   December 31, 1997, respectively)...................        218          157
  Additional paid-in capital..........................    313,576      223,972
  Accumulated distributions and deficit...............    (94,215)     (82,675)
                                                       ----------    ---------
    Total stockholders' equity........................    219,579      141,454
                                                       ----------    ---------
  TOTAL............................................... $  921,268    $ 710,713
                                                       ==========    =========

                See Notes to Consolidated Financial Statements.

                      CENTERTRUST RETAIL PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                             THREE MONTHS       SIX MONTHS
                                                 ENDED             ENDED
                                               JUNE 30,          JUNE 30,
                                            ----------------  ----------------
                                             1998     1997     1998     1997
                                            -------  -------  -------  -------
REVENUES:
Minimum rents.............................. $23,156  $15,708  $42,688  $31,634
Recoveries from tenants....................   6,617    4,510   12,790    9,497
Percentage rents...........................     323      167      562      438
Other income...............................   1,268      953    2,493    1,952
                                            -------  -------  -------  -------
    Total revenues.........................  31,364   21,338   58,533   43,521
                                            -------  -------  -------  -------
EXPENSES:
Interest...................................  12,172    9,025   22,426   17,922
Depreciation and amortization..............   5,916    4,475   11,305    8,790
Property Operating Costs:
  Common Area..............................   4,738    3,218    8,815    6,567
  Property taxes...........................   2,932    1,805    5,704    3,881
  Leasehold rentals........................     414      417      825      820
  Marketing................................      83       40      158      152
  Other operating..........................     596      222    1,026      674
General and administrative.................   2,454    1,252    3,923    2,490
                                            -------  -------  -------  -------
    Total expenses.........................  29,305   20,454   54,182   41,296
                                            -------  -------  -------  -------
INCOME FROM OPERATIONS BEFORE MINORITY
 INTEREST..................................   2,059      884    4,351    2,225
MINORITY INTERESTS:
Operating Partnership......................    (421)    (212)    (864)    (544)
Other minorities...........................     (68)     (71)    (137)    (147)
                                            -------  -------  -------  -------
NET INCOME................................. $ 1,570  $   601  $ 3,350  $ 1,534
                                            =======  =======  =======  =======
Basic and Diluted Income Per Share......... $  0.08  $  0.05  $  0.18  $  0.13
                                            =======  =======  =======  =======

                 See Notes to Consolidated Financial Statements

                      CENTERTRUST RETAIL PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.............................................. $   3,350  $  1,534
  Adjustment to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization of rental properties....    11,305     8,790
    Amortization of deferred financing costs..............     1,403     1,109
    Minority interests in operations......................     1,001       691
    Net changes in operating assets and liabilities.......      (883)   (1,425)
                                                           ---------  --------
      Net cash provided by operating activities...........    16,176    10,699
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties...............................  (117,884)      --
  Construction and development costs......................   (12,714)  (11,451)
                                                           ---------  --------
      Net cash used in investing activities...............  (130,598)  (11,451)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing................    (1,691)   (1,209)
  Borrowings on secured line of credit....................   135,933    15,500
  Repayment of secured line of credit.....................   (96,000)   (2,500)
  Proceeds from issuance of common stock..................    90,513       --
  Costs of obtaining financing............................      (698)      (12)
  Decrease in restricted cash.............................     2,295        62
  Dividends to shareholders...............................   (12,668)   (8,658)
  Distributions to minority interests.....................    (3,360)   (4,524)
  Other...................................................       --         70
                                                           ---------  --------
      Net cash provided by (used in) financing activities.   114,324    (1,271)
                                                           ---------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................       (98)   (2,023)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD.........     3,613     5,941
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD............... $   3,515  $  3,918
                                                           =========  ========
NON-CASH TRANSACTIONS:
  Fair value of debt assumed to acquire properties........ $  87,047  $    --
                                                           =========  ========
  Issuance of Operating Partnership Units to acquire
   properties............................................. $  16,357  $    --
                                                           =========  ========

                 See Notes to Consolidated Financial Statements

                      CENTERTRUST RETAIL PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  CenterTrust Retail Properties, Inc. ("Center Trust"), formerly Alexander Haagen Properties, Inc. is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the Western United States. As of June 30, 1998 Center Trust owned 61 retail shopping centers (the "Properties") comprising 11.8 million square feet of total shopping center gross leasable area.

  The accompanying financial statements and related notes of Center Trust are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for fair presentation of Center Trust's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with Center Trust's Form 10-K for the year ended December 31, 1997.

  Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 financial statement presentation.

2. REDEEMABLE COMMON STOCK

  In connection with the Separation Agreement, as defined in Note 4 below, Center Trust has agreed to purchase, or cause to have purchased, from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a price per share equal to the greater of $17 or the then current market price (as determined in accordance with the Separation Agreement). Under the terms of the Separation Agreement, the Haagen Family retain all rights and privileges as owners of the Shares up to the date of purchase and may therefore sell such shares on the American Stock Exchange, subject to certain limitations set forth under the Securities Act of 1933. Included in the Shares to be repurchased are 510,034 shares of common stock. Such shares have been reflected as Redeemable Common Stock.

3. STOCKHOLDER'S EQUITY

  On June 1, 1997 Center Trust entered into a Stock Purchase Agreement with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC, (together "LFREI"), providing for LFREI to invest a total of up to $235 million in Common Stock of Center Trust (the "Transaction"). Pursuant to the Stock Purchase Agreement Center Trust will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). The purchase price per share was determined as a result of arm's length negotiations between Center Trust and its advisors and LFREI and its advisors. On August 14, 1997, the Stockholders of Center Trust approved the Transaction.

  As of December 31, 1997, Center Trust had sold 4,006,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $60.1 million. During the first six months of 1998, Center Trust has sold 6,033,333 shares to LFREI for aggregate proceeds of $90.5 million. As of June 30, 1998, LFREI was obligated to purchase an additional 5,626,899 Shares of Common Stock for aggregate proceeds of $84.4 million (the "Remaining Equity Commitment"). Subsequent to June 30, 1998, Center Trust sold 666,667 shares to LFREI for proceeds of $10.0 million, reducing the Remaining Equity Commitment to $74.4 million. As of July 31, 1998, LFREI owned 10,706,434 shares of Common Stock which represents 46.5% of the shares outstanding.

                      CENTERTRUST RETAIL PROPERTIES, INC.

  Center Trust must sell the Remaining Equity Commitment not later than February 14, 1999. If Center Trust has not drawn the Remaining Equity Commitment by such date, LFREI will have the right on such date to purchase such shares from Center Trust, at a price of $15.00 per share. If LFREI acquires all of the share represented by the Remaining Equity Commitment (and assuming no other change in the number of outstanding shares), LFREI will own approximately 56.3% of the outstanding Common Stock (37.9% on a Diluted Basis).

  Subject to certain restrictions, in the event that Center Trust issues or sells shares of capital stock for cash, LFREI will be entitled to purchase or subscribe for, either as part of such issuance or in a concurrent issuance, that portion of the total number of shares to be issued equal to LFREI's proportionate holdings of Common Stock prior to such issuance (but not to exceed 37.5% of the offering).

  For a period of five years following stockholder approval (the "Standstill Period") and any Standstill Extension Term, LFREI and its affiliates may not
(i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that Center Trust, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of Center Trust's capital stock). As used herein, the term Adjusted Fully Diluted Basis shall mean on a Diluted Basis, except that shares of Common Stock issuable upon conversion of Center Trust's outstanding convertible debt or upon exercise of options granted under management benefit plans shall not be included. After giving effect to the sale of 15,666,666 shares to LFREI, and assuming no other change in the number of outstanding shares, LFREI will own 49.0% of the Common Stock on an Adjusted Fully Diluted Basis. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding convertible debt or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI nominated four members to Center Trust's Board of Directors. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating Center Trust on a monthly basis.

4. INVESTMENT IN MANAGEMENT COMPANY

  Through December 31, 1997, Haagen Property Management, Inc. ("HPMI") conducted all of the executive, construction, leasing, legal, acquisition, and property management functions pursuant to management agreements between CT Operating Partnership Ltd. (the "OP") and HPMI. Prior to December 31, 1997, the OP owned a 95% economic interest in, but did not control, HPMI. The investment had been accounted for on the equity basis as an unconsolidated subsidiary. No dividends were paid by HPMI during the year ended December 31, 1997. HPMI provided leasing and property management services to other properties owned by certain third parties. In connection with an agreement dated November 24, 1997 between Center Trust and Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen, III (collectively the "Haagen Family"), (the "Separation Agreement"), the OP purchased the remaining 5% economic interest in HPMI. As such, the balance sheet of HPMI has been consolidated as of December 31, 1997. Executive and property management fees paid to HPMI for the six months ended June 30, 1997 totaled $1,942,000 and are included in general and administrative expenses. In addition, HPMI provided acquisition, leasing, legal and construction services for the properties owned or acquired by Center Trust, such fees for the six months ended June 1997, of $1,507,000 were capitalized and are being amortized over the useful lives of the related leases and/or properties.

                      CENTERTRUST RETAIL PROPERTIES, INC.

5. PROPERTY ACQUISITIONS

  During the three months ended June 30, 1998, Center Trust has acquired eight unenclosed shopping centers comprising approximately 1,238,000 square feet of Company owned GLA for an aggregate purchase price of approximately $108.1 million. The acquisitions consist of the following:

                                                                        COMPANY
                                                                         OWNED
     DATE ACQUIRED                    PROPERTY              LOCATION      GLA
     -------------                    --------              --------    -------
     April 30, 1998....... Southern Palms Center          Tempe, AZ     254,863
     April 30, 1998....... Sixth Avenue Plaza             Tacoma, WA    139,107
     May 1, 1998.......... Mineral King Plaza             Visalia, CA    39,060
     May 12, 1998......... Madera Marketplace             Madera, CA    168,596
     May 18, 1998......... Fairwood Center                Renton, WA    211,682
     June 24, 1998........ Charleston Plaza               Las Vegas, NV 222,594
     June 25, 1998........ Kyrene Village Shopping Center Chandler, AZ  161,174
     June 30, 1998........ Sunrise Place Center           Tucson, AZ     40,974

  In connection with the above acquisitions, Center Trust assumed three non-recourse mortgage notes aggregating $25.8 million. The first mortgage of $3.4 million matures in August, 2006, bears interest at 9.68% and requires monthly principal and interest payments. The second note has a face value of $7.4 million, bears interest at 8.75% and requires monthly interest payments through maturity of January, 2004. The final note has a value of $15.0 million, bears interest at 8.05% and matures January, 2006. This note requires monthly principal and interest payments. In addition, Center Trust issued 78,978 Operating Partnership Units valued at approximately $1.3 million in connection with one of the above acquisitions.

6. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  The accompanying unaudited pro forma information for the six months ended June 30, 1998 and 1997 are presented as if the acquisitions, as described in
Note 5 to the financial statements had occurred on January 1, 1997. Such pro forma information is based upon the historical consolidated financial statements of Center Trust and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

  This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of Center Trust would have been assuming such acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                          PRO FORMA INCOME STATEMENT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
     Total revenues............................................ $63,186 $49,653
                                                                ======= =======
     Net Income................................................ $ 3,541 $ 1,807
                                                                ======= =======
     Basic and Diluted Income per share........................ $  0.19 $  0.15
                                                                ======= =======
     Basic weighted average number of shares of common stock
      outstanding..............................................  18,621  12,082
                                                                ======= =======
     Diluted weighted average number of shares of common stock
      outstanding..............................................  18,715  12,092
                                                                ======= =======

                      CENTERTRUST RETAIL PROPERTIES, INC.

7. PER SHARE DATA

  In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation for the three-month periods ended June 30, 1998 and 1997 was 19,586,347 and 12,110,055, respectively. The weighted average number of shares of common stock used in the computation for the six-month period ended June 30, 1998 and 1997 was 18,621,379 and 12,081,818, respectively. The diluted weighted average number of shares used in the computation for the three-month periods ended June 30, 1998 and 1997 was 19,687,457 and 12,123,591, respectively. The diluted weighted average number of shares used in the computation for the six-month period ended June 30, 1998 and 1997 was 18,714,669 and 12,091,580, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of Center Trust on a one- for-one basis in certain circumstances and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented is due entirely to the effect of outstanding options issued under Center Trust's Amended and Restated 1993 Stock Option and Incentive Plan. Basic and diluted earnings were the same for all periods presented.

8. SUBSEQUENT EVENTS

  On June 25, 1998, the shareholders approved an increase in the number of authorized common shares from 50,000,000 to 100,000,000 shares and the change of the name of the Company to CenterTrust Retail Properties, Inc. Such changes were effective July 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

HISTORICAL RESULTS OF OPERATIONS

 Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997.

  Rental revenues increased by $11.1 million to $42.7 million for the six months ended June 30, 1998 from $31.6 million for the six months ended June 30, 1997. The acquisition of 24 community shopping centers subsequent to June 30, 1997 resulted in an increase of $11.8 million in revenues. This increase was partially offset by a $0.5 million decrease in revenues related to increased vacancy at Empire Center and the closure of Montgomery Wards at El Camino North.

  Property operating costs increased by $4.4 million to $16.5 million for the six months ended June 30, 1998 from $12.1 million for the six months ended June 30, 1997. The increase is a result of increased property taxes and an increase in operating costs as a result of the 24 properties acquired in the later part of 1997 and the first six months of 1998. In addition, Center Trust experienced an increase in operating costs of its two regional malls.

  Interest expense increased to $22.4 million for the six months ended June 30, 1998 from $17.9 million for the six months ended June 30, 1997. The increase was caused by additional borrowings on Center Trust's line of credit and the assumption of $87.0 in mortgage debt associated with the acquisition of twenty-four community shopping centers acquired between August 1997 and June 1998.

  General and Administrative costs increased by $1.4 million from $2.5 million for the six months ended June 30, 1997 to $3.9 million for the six months ended June 30, 1998. The increase was primarily the result of the change in accounting for costs related to the acquisition of community shopping centers as mandated by the Financial Accounting Standards Board. In addition, Center Trust has increased its staffing in order to accommodate its growth. These increases include senior management as well as regional property management personnel.

  Net income increased by $1.9 million from $1.5 million for the six months ended June 30, 1997 to income of $3.4 million for the six months ended June 30, 1998 for the reasons stated above.

 Selected Property Financial Information

  Net operating income (defined as revenues, less property operating costs) for Center Trust's properties is as follows:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
     Retail Properties (61 in 1998 and 35 in 1997):
       Regional Malls.......................................... $ 8,451 $ 9,281
       Community Centers.......................................  29,607  18,141
       Single Tenants..........................................   3,769   3,851
       Other income............................................     178     154
                                                                ------- -------
         Net Operating Income.................................. $42,005 $31,427
                                                                ======= =======

  The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:

                                                            JUNE 30, DECEMBER 31,
                                                              1998       1997
                                                            -------- ------------
     Retail Properties (61 in 1998 and 46 in 1997):
       Regional Malls......................................   90.0%      91.3%
       Community Centers...................................   92.2       93.8
         Portfolio Sub-total (excluding Single Tenants)....   91.9       93.3
       Single Tenants......................................  100.0      100.0
       Aggregate Portfolio.................................   92.9       94.6

 Funds from Operations

  Center Trust considers funds from operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO has been defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization of real estate, less gains on sales of properties. Management concurs with NAREIT in believing that reductions for the depreciation and amortization of real estate and its related costs are not meaningful in evaluating income-producing real estate.

  Center Trust computes FFO on both a basic and diluted basis and considers Operating Partnership Units as the equivalent of shares for the purpose of these computations. The fully diluted basis assumes the conversion of the convertible and exchangeable debentures and other common stock. In computing diluted FFO Center Trust adds back the amortization of deferred financing costs related to the outstanding debentures, principally representing the underwriting discount on the convertible debentures. The following table summarizes Center Trust's computation of FFO and provides certain additional disclosures (dollars in thousands, except per share amounts):

                                               THREE MONTHS      SIX MONTHS
                                              ENDED JUNE 30,   ENDED JUNE 30,
                                              --------------- ----------------
                                                1998    1997    1998    1997
                                              -------- ------ -------- -------
FUNDS FROM OPERATIONS
Net income................................... $  1,570 $  601 $  3,350 $ 1,534
Adjustments to reconcile net income to funds
 from operations:
  Depreciation and Amortization:
    Buildings and improvements...............    3,865  2,901    7,265   5,818
    Tenant improvements and allowances.......    1,234  1,147    2,842   2,218
    Leasing costs............................      777    422    1,117     736
  Minority Interests.........................      347    138      714     397
  Other......................................      414    --       439     --
                                              -------- ------ -------- -------
Funds from Operations, basic.................    8,207  5,209   15,727  10,703
Debenture interest expense...................    3,142  3,142    6,284   6,284
Amortization of debenture financing costs....      325    325      650     650
                                              -------- ------ -------- -------
Funds from Operations, diluted............... $ 11,674 $8,676 $ 22,661 $17,637
                                              ======== ====== ======== =======
SUPPLEMENTAL DISCLOSURES
Expansion of Center Trust's portfolio:
  Acquisitions............................... $105,817 $  --  $221,647 $   --
  Construction and Development...............      125  4,140    2,095   9,853
  Leasing....................................      791    381    1,275     882
                                              -------- ------ -------- -------
                                              $106,733 $4,521 $225,017 $10,735
                                              ======== ====== ======== =======
Releasing and maintenance of portfolio:
  Construction and Development............... $      8 $   30 $      8 $    79
  Leasing....................................       85    227      197     361
                                              -------- ------ -------- -------
                                              $     93 $  257 $    205 $   440
                                              ======== ====== ======== =======

  Funds from operations, on a basic basis, increased to $15.7 million for the six months ended June 30, 1998, as compared to $10.7 million for the same period in 1997. On a diluted basis, assuming conversion of the debentures and other common stock equivalents, funds from operations increased to $22.7 million from $17.6 million. The increase in funds from operations is principally a result of the reasons stated above under Results of Operations.

  Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of Center Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY SOURCES AND REQUIREMENTS

  In December 1997, the Operating Partnership entered into a new revolving line of credit with a maximum borrowing limit of $250 million (the "Credit Facility"). The Credit Facility will primarily provide continued funding for Center Trust's planned acquisition and redevelopment activities. The Credit Facility expires in December 2000. Borrowings under the Credit Facility are secured by first mortgage liens on fifteen of Center Trust's properties. At June 30, 1998, outstanding borrowings on the Credit Facility were approximately $148.7 million, with an additional $4.2 million having been utilized to provide letters of credit.

  Borrowings under the facility bear interest at a floating rate equal to London Inter-Bank Offering Rate ("LIBOR") plus 100 basis points. To the extent the borrowings are in excess of the outstanding LFREI commitment such excess will bear interest at LIBOR plus 137.5 basis points.

  Upon conversion to an unsecured facility, borrowings will bear interest at varying rates based upon Center Trust's leverage ratio and investment grade rating interest. The range of rates is from 75 to 137.5 basis points over LIBOR.

  On June 1, 1997 Center Trust entered into a Stock Purchase Agreement with LF Strategic Realty Investors, L.P. and Prometheus Western Retail. LLC affiliates of Lazard Freres Real Estate Investors, LLC, (together "LFREI"), providing for LFREI to invest a total of up to $235 million in Common Stock of Center Trust (the "Transaction"). Pursuant to the Stock Purchase Agreement Center Trust will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). The purchase price per share was determined as a result of arm's length negotiations between Center Trust and its advisors and LFREI and its advisors.

  As of December 31, 1997, Center Trust had sold 4,006,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $60.1 million. During the first six months of 1998, Center Trust has sold 6,033,333 shares to LFREI for aggregate proceeds of $90.5 million. As of June 30, 1998, LFREI was obligated to purchase an additional 5,626,899 Shares of Common Stock for aggregate proceeds of $84.4 million (the "Remaining Equity Commitment"). Subsequent to June 30, 1998, Center Trust sold 666,667 shares to LFREI for proceeds of $10.0 million, reducing the Remaining Equity Commitment to $74.4 million. As of July 31, 1998, LFREI owned 10,706,434 shares of Common Stock which represents 46.5% of the shares outstanding.

  Loans maturing of $28.2 million in 1999 and $18.7 million in 2002, as well as significant amounts due from 2004 to 2015, may require refinancing. Additionally, Center Trust's secured line of credit is due in 2000 and the convertible debentures of $138.6 million and exchangeable debentures of $30.0 million are due in 2001 and 2003, respectively. Center Trust believes, based on the collateral available within the Properties and in cash flow at the Redevelopment Properties, that it will be able to effect such refinancings for the foreseeable future.

  During the three months ended June 30, 1998, Center Trust has acquired eight unenclosed shopping centers comprising approximately 1,238,000 square feet of Company owned GLA for an aggregate purchase price of approximately $108.1 million. The acquisitions consist of the following:

                                                                        COMPANY
                                                                         OWNED
     DATE ACQUIRED                    PROPERTY              LOCATION      GLA
     -------------                    --------              --------    -------
     April 30, 1998....... Southern Palms Center          Tempe, AZ     254,863
     April 30, 1998....... Sixth Avenue Plaza             Tacoma, WA    139,107
     May 1, 1998.......... Mineral King Plaza             Visalia, CA    39,060
     May 12, 1998......... Madera Marketplace             Madera, CA    168,596
     May 18, 1998......... Fairwood Center                Renton, WA    211,682
     June 24, 1998........ Charleston Plaza               Las Vegas, NV 222,594
     June 25, 1998........ Kyrene Village Shopping Center Chandler, AZ  161,174
     June 30, 1998........ Sunrise Place Center           Tucson, AZ     40,974

  These acquisitions were funded from borrowings under the Credit Facility, the assumption of certain non-recourse mortgage notes and the issuance of Operating Partnership Units.

  Center Trust anticipates continuing to execute its acquisition and redevelopment strategy during the next 12 months. Center Trust believes that such acquisitions will be funded from the LFREI Equity Commitment, Center Trust's Credit Facility, future debt refinancings and financings, and the issuance of equity.

CASH FLOWS

  Net cash used by investment activities increased to $130.6 million for the six months ended June 30, 1998 from $11.5 million for the six months ended June 30, 1997 as a result of the purchase of sixteen properties during 1998. Net cash provided by financing activities increased to $114.3 million for the six months ended June 30, 1998 from $1.3 million used in financing activities in the six months ended June 30, 1997. The principal cause of the increase in cash provided by financing activities was the result of the sale of Common Stock to LFREI and borrowings on Center Trust's Secured line of Credit.

INFLATION

  Center Trust's long term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses enabling Center Trust to receive percentage rents based upon tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the term of the leases. Such escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of Center Trust's leases are for terms of less than ten years, which permits Center Trust to seek to increase rents upon re-rental at market rates if rents are below then existing market rates. Many of Center Trust's leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing Center Trust's exposure to increases in costs and operating expenses resulting from inflation.

YEAR 2000 COMPLIANCE

  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process information containing a two digit year is commonly referred to as the Year 2000 Compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

  As Center Trust principally relies on third party vendors for its applications, Center Trust has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which Center Trust is vulnerable to any third party Year 2000 issues. Center Trust has received statements of compliance from its primary third party vendors which state their systems will be in compliance by 1999. However, there can be no guarantee that the systems of other companies on which Center Trust's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Center Trust's systems, would not have a material adverse effect on Center Trust.

  The total cost to Center Trust of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which Center Trust plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

FACTORS AFFECTING FUTURE RESULTS

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in Center Trust's securities are cautioned that a number of factors could adversely affect Center Trust's ability to obtain these results, including (a) the inability to lease currently vacant space in Center Trust's properties; (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) decisions by tenants, and anchor retailers which own their own space, to close stores at Center Trust's properties; (e) increases in certain operating costs at Center Trust's properties; (f) decreases in rental rates available from tenants leasing space at Center Trust's properties; (g) unavailability of financing for acquisition, development and redevelopment of properties by Center Trust; (h) increases in interest rates; and (i) a general economic downturn resulting in lower retail sales and, in turn, store closures, rent delinquencies, reduced percentage rents and other downward pressure on occupancies and rents at retail properties.

                          PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

  None

ITEM 2: CHANGES IN SECURITIES

  During the three and six months ended June 30, 1998, Center Trust sold 3,333,333 and 6,033,333 shares of Common Stock, respectively to an affiliate of Lazard Freres Real Estate Investors, LLC, under the terms of the Stock Purchase Agreement approved by the shareholders in August, 1997. The proceeds of $50.0 million and $90.5 million, respectively, were used to purchase community Shopping Centers as well as reduce the outstanding balance on Center Trust's Line of Credit.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5: OTHER INFORMATION

  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    Exhibit 3.3 Articles of Amendment

    Exhibit 27 Financial Data Schedule

    Exhibit 27.2 Restated Financial Data Schedule

  (b) Reports on Form 8-K

      Form 8-K on April 10, 1998 under Item 2--Acquisitions or Disposition of Assets, announcing the purchase of $60.3 million portfolio of assets.

      Form 8-K/A on June 8, 1998 under Item 7--Financial Statements and Exhibits, filing financial statements of acquired portfolio.

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

Dated: August 13, 1998