Form 10-Q
period 1998-09-30
CENTERTRUST RETAIL PROPERTIES INC
filed 1998-11-12
CIK 913292

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

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE TRANSITION PERIOD FROM _______ TO ________

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  As of November 10, 1998, 25,786,699 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      CENTERTRUST RETAIL PROPERTIES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
                                                                          ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements
         Consolidated Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997.............................    3
         Consolidated Income Statements (unaudited) for the three and
          nine months ended September 30, 1998 and 1997.................    4
         Consolidated Statements of Cash Flows (unaudited) for the nine
          months ended September 30, 1998 and 1997......................    5
         Notes to Consolidated Financial Statements (unaudited).........    6
 Item 2. Managements Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    9
 PART II OTHER INFORMATION..............................................   14
 SIGNATURES..............................................................  15

                      CENTERTRUST RETAIL PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
                       ------
Rental properties...................................  $1,092,545    $ 783,279
Accumulated depreciation and amortization...........    (135,709)    (121,202)
                                                      ----------    ---------
Rental properties, net..............................     956,836      662,077
Cash and cash equivalents...........................       6,758        3,613
Tenant receivables, net.............................      10,641        6,017
Other receivables...................................       6,752        7,575
Restricted cash.....................................       5,417        9,435
Deferred charges, net...............................      19,458       19,759
Other assets........................................       2,305        2,237
                                                      ----------    ---------
    TOTAL...........................................  $1,008,167    $ 710,713
                                                      ==========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
LIABILITIES:
  Secured Debt......................................  $  479,020    $ 313,660
  7 1/2% Convertible subordinated debentures........     138,599      138,599
  7 1/4% Exchangeable subordinated debentures.......      30,000       30,000
  Accounts payable and other accrued expenses.......      11,038        8,482
  Accrued dividends and distributions...............      11,139        7,371
  Accrued interest..................................       3,778        5,604
  Accrued construction costs........................       2,183       10,996
  Tenant security and other deposits................       6,128        4,729
                                                      ----------    ---------
    Total liabilities...............................     681,885      519,441
                                                      ----------    ---------
MINORITY INTERESTS:
  Operating Partnership (5,187,712 and 4,280,789
   units issued as of September 30, 1998 and
   December 31, 1997, respectively).................      54,512       39,685
  Other minorities..................................       1,954        1,748
                                                      ----------    ---------
    Total minority interests........................      56,466       41,433
                                                      ----------    ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
  510,034 shares outstanding as of September 30,
   1998 and December 31, 1997, redeemable on May 25,
   1999.............................................       8,543        8,385
                                                      ----------    ---------
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 25,276,665 15,664,814 shares issued
   and outstanding at September 30, 1998 and
   December 31, 1997, respectively..................         252          157
  Additional paid-in capital........................     361,102      223,972
  Accumulated distributions and deficit.............    (100,081)     (82,675)
                                                      ----------    ---------
    Total stockholders' equity......................     261,273      141,454
                                                      ----------    ---------
    TOTAL...........................................  $1,008,167    $ 710,713
                                                      ==========    =========

                 See Notes to Consolidated Financial Statements

                      CENTERTRUST RETAIL PROPERTIES, INC.

                         CONSOLIDATED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                             THREE MONTHS       NINE MONTHS
                                            ENDED SEPTEMBER   ENDED SEPTEMBER
                                                  30,               30,
                                            ----------------  ----------------
                                             1998     1997     1998     1997
                                            -------  -------  -------  -------
REVENUES:
  Minimum rents...........................  $25,336  $16,083  $68,024  $47,717
  Recoveries from tenants.................    7,493    4,525   20,283   14,022
  Percentage rents........................      241      187      803      625
  Other income............................    1,118    1,043    3,611    2,995
                                            -------  -------  -------  -------
    Total revenues........................   34,188   21,838   92,721   65,359
                                            -------  -------  -------  -------
EXPENSES:
  Interest................................   12,741    9,088   35,167   27,010
  Depreciation and amortization...........    6,213    4,567   17,518   13,357
  Property Operating Costs:
    Common Area...........................    5,564    3,288   14,379    9,855
    Property taxes........................    3,020    1,797    8,724    5,678
    Leasehold rentals.....................      412      408    1,237    1,228
    Marketing.............................      149       94      307      246
    Other operating.......................      387      540    1,413    1,214
  General and administrative..............    2,503    1,224    6,426    3,714
                                            -------  -------  -------  -------
    Total expenses........................   30,989   21,006   85,171   62,302
                                            -------  -------  -------  -------
INCOME FROM OPERATIONS BEFORE GAIN ON SALE
 OF ASSET AND MINORITY INTEREST...........    3,199      832    7,550    3,057
GAIN ON SALE OF ASSET.....................    1,055      --     1,055      --
EQUITY IN UNCONSOLIDATED SUBSIDIARY.......      --        19      --        19
MINORITY INTERESTS:
  Operating Partnership...................     (793)    (182)  (1,657)    (726)
  Other minorities........................      (69)     (69)    (206)    (216)
                                            -------  -------  -------  -------
NET INCOME................................  $ 3,392  $   600  $ 6,742  $ 2,134
                                            =======  =======  =======  =======
Basic and Diluted Income Per Share........  $  0.15  $  0.04  $  0.33  $  0.17
                                            =======  =======  =======  =======
Basic and Diluted Weighted Average Number
 of Shares................................   23,139   13,777   20,144   12,653
                                            =======  =======  =======  =======

                 See Notes to Consolidated Financial Statements

                      CENTERTRUST RETAIL PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.............................................. $   6,742  $  2,134
  Adjustment to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization of rental properties....    17,518    13,357
    Amortization of deferred financing costs..............     2,149     1,664
    Equity in income of unconsolidated subsidiary.........       --        (19)
    Gain on sale of asset.................................    (1,055)      --
    Minority interests in operations......................     1,863       942
    Net changes in operating assets and liabilities.......      (610)   (2,929)
                                                           ---------  --------
      Net cash provided by operating activities...........    26,607    15,149
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition Properties..................................  (198,644)  (32,074)
  Construction and Development Costs......................   (18,341)  (17,980)
  Proceeds from Sale of Asset.............................     5,357       --
                                                           ---------  --------
      Net cash used in investing activities...............  (211,628)  (50,054)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing................    (2,709)   (1,821)
  Borrowings on secured line of credit....................   191,426    57,500
  Repayment of secured line of credit.....................  (118,900)  (32,500)
  Costs of obtaining financing............................      (979)      (12)
  Proceeds from issuance of Common Stock..................   141,024    34,818
  Decrease (increase) in restricted cash..................     4,018       (17)
  Dividends paid to shareholders..........................   (20,711)  (13,047)
  Distributions paid to minority interests................    (5,003)   (6,252)
                                                           ---------  --------
      Net cash provided by financing activities...........   188,166    38,669
                                                           ---------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................     3,145     3,764
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD.........     3,613     5,941
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD............... $   6,758  $  9,705
                                                           =========  ========
NON-CASH TRANSACTIONS:
  Fair value of debt assumed to acquire properties........ $  95,294
                                                           =========
  Issuance of Operating Partnership Units to acquire
   properties............................................. $  16,378
                                                           =========

                 See Notes to Consolidated Financial Statements

                      CENTERTRUST RETAIL PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  CenterTrust Retail Properties, Inc. (dba "Center Trust") (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of September 30, 1998 the Company owned 63 retail shopping centers (the "Properties") comprising 12.4 million square feet of total shopping center gross leasable area ("GLA").

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

2. REDEEMABLE COMMON STOCK

  In connection with the Separation Agreement, as defined in Note 4 below, the Company has agreed to purchase, or cause to have purchased, from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a price per share equal to the greater of $17 or the then current market price (as determined in accordance with the Separation Agreement). Under the terms of the Separation Agreement, the Haagen Family retains all rights and privileges as owners of the Shares up to the date of purchase and may therefore sell such shares on the American Stock Exchange, subject to certain limitations set forth under the Securities Act of 1933. Included in the Shares to be repurchased are 510,034 shares of common stock which have been reflected as Redeemable Common Stock as of September 30, 1998 and December 31, 1997.

3. STOCKHOLDER'S EQUITY

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

  As of December 31, 1997, the Company had sold 4,006,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $60.1 million. During the first nine months of 1998, the Company has sold 9,400,000 shares to LFREI for aggregate proceeds of $141.0 million. As of September 30, 1998, LFREI was obligated to purchase an additional 2,260,232 Shares of Common Stock for aggregate proceeds of $33.9 million (the "Remaining Equity Commitment"). As of September 30, 1998, LFREI owned 13,406,434 shares of Common Stock which represents 52% of the shares outstanding.

                      CENTERTRUST RETAIL PROPERTIES, INC.

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

4. INVESTMENT IN MANAGEMENT COMPANY

  Through December 31, 1997, Haagen Property Management, Inc. ("HPMI") conducted all of the executive, construction, leasing, legal, acquisition, and property management functions pursuant to management agreements between Center Trust Operating Partnership Ltd. (the "OP") and HPMI. Prior to December 31, 1997, the OP owned a 95% economic interest in, but did not control, HPMI. The investment had been accounted for on the equity basis as an unconsolidated subsidiary. No dividends were paid by HPMI during the year ended December 31, 1997. HPMI provided leasing and property management services to other properties owned by certain third parties. In connection with an agreement dated November 24, 1997 between Center Trust and Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen, III (collectively the "Haagen Family"), (the "Separation Agreement"), the OP purchased the remaining 5% economic interest in HPMI. As such, the balance sheet of HPMI has been consolidated as of December 31, 1997. Executive and property management fees paid to HPMI for the nine months ended September 30, 1997 totaled $2,889,000 and are included in general and administrative expenses. In addition, HPMI provided acquisition, leasing, legal and construction services for the properties owned or acquired by Center Trust, such fees for the nine months ended September 1997, of $2,427,000 were capitalized and are being amortized over the useful lives of the related leases and/or properties.

                      CENTERTRUST RETAIL PROPERTIES, INC.

5. PROPERTY ACQUISITIONS

  During the three months ended September 30, 1998, the Company has acquired three unenclosed shopping centers comprising approximately 631,000 square feet of Company owned GLA for an aggregate purchase price of approximately $85.0 million. The acquisitions consist of the following:

                                                                       COMPANY
       DATE ACQUIRED                PROPERTY               LOCATION   OWNED GLA
       -------------                --------               --------   ---------
   August 20, 1998...... North Mountain Village          Phoenix, AZ    94,379
   August 26, 1998...... Torrance Promenade              Torrance, CA  263,228
   September 24, 1998... Mountain Square Shopping Center Upland, CA    273,280

  In connection with the above acquisitions, the Company assumed a non-recourse mortgage note of $8.2 million. The mortgage matures in May, 2001, bears interest at 8.25% and requires monthly principal and interest payments. In addition, the Company issued Operating Partnership Units valued at approximately $21,000 in connection with one of the above acquisitions. The balance of the acquisitions were funded with proceeds from the sale of common stock to LFREI as well as borrowings on the Company's secured line of credit.

6. PER SHARE DATA

  In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation for the three-month periods ended September 30, 1998 and 1997 was 23,138,817 and 13,776,980, respectively. The weighted average number of shares of common stock used in the computation for the nine-month period ended September 30, 1998 and 1997 was 20,143,739 and 12,653,081, respectively. The diluted weighted average number of shares used in the computation for the nine-month period ended September 30, 1998 and 1997 was 23,138,817 and 13,776,980 respectively. The diluted weighted average number of shares used in the computation for the nine-month period ended September 30, 1998 and 1997 was 20,143,739 and 12,653,081, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of Center Trust on a one-for-one basis in certain circumstances and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented is due entirely to the effect of outstanding options issued under Center Trust's Amended and Restated 1993 Stock Option and Incentive Plan. Basic and diluted earnings were the same for all periods presented.

7. SUBSEQUENT EVENT

  In October, 1998 the Board of Directors authorized the Company to repurchase up to $25 million of its common stock through the open market or privately negotiated transactions over a period of twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

 COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

  Rental revenues increased by $27.3 million to $92.7 million for the nine months ended September 30, 1998 from $65.4 million for the nine months ended September 30, 1997. The acquisition of 24 community shopping centers subsequent to September 30, 1997 resulted in an increase of $22.5 million in revenues. The Company's two redevelopment projects, Medford Center and Covina Town Square accounted for a $2.8 million increase in revenues. The balance of the increase resulted from increased revenues at the Company's remaining properties.

  Property operating costs increased by $7.8 million to $26.0 million for the nine months ended September 30, 1998 from $18.2 million for the nine months ended September 30, 1997. The increase is a result of increased property taxes and operating costs as a result of the 24 properties acquired. In addition, the Company experienced an increase in operating costs at its two regional malls and its two completed redevelopment projects.

  Interest expense increased to $35.2 million for the nine months ended September 30, 1998 from $27.0 million for the nine months ended September 30, 1997. The increase was caused by additional borrowings on the Company's line of credit and the assumption of approximately $100.8 million in mortgage debt associated with the acquisition of twenty-four community shopping centers acquired between October 1997 and September 1998.

  General and Administrative costs increased by $2.7 million from $3.7 million for the nine months ended September 30, 1997 to $6.4 million for the nine months ended September 30, 1998. The increase was primarily the result of the change in accounting for costs related to the acquisition of community shopping centers as mandated by the Financial Accounting Standards Board. In addition, the Company has increased its staffing in order to accommodate its growth. These increases include senior management as well as the establishment of regional property management offices.

  Net income increased by $4.6 million from $2.1 million for the nine months ended September 30, 1997 to income of $6.7 million for the nine months ended September 30, 1998. In addition to the reasons stated above, included in net income for the nine months ended September 30, 1998 was a gain on sale of real estate of $1.1 million. This gain resulted from the sale of the Sears store in Hollywood, California, a single tenant facility.

 Selected Property Financial Information

  Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
     Retail Properties (63 in 1998 and 41 in 1997):
       Regional Malls.......................................... $12,978 $13,493
       Community Centers.......................................  47,928  27,454
       Single Tenants..........................................   5,480   5,948
     Other income..............................................     275     244
                                                                ------- -------
         Net Operating Income.................................. $66,661 $47,139
                                                                ======= =======

  The following summarizes the percentage of leased GLA (excluding non-owned GLA and GLA leased but not yet constructed) as of:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
     Retail Properties (63 in 1998 and 46 in 1997):
       Regional Malls...............................      90.0%        91.3%
       Community Centers............................      92.2         93.8
         Portfolio Sub-total (excluding Single
          Tenant Facilities)........................      91.9         93.3
     Single Tenant Facilities.......................     100.0        100.0
     Aggregate Portfolio............................      92.9         94.6

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

                                               THREE MONTHS     NINE MONTHS
                                                  ENDED            ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,
                                              --------------- ----------------
                                               1998     1997   1998     1997
                                              -------  ------ -------  -------
   FUNDS FROM OPERATIONS
   Net income................................ $ 3,392  $  600 $ 6,742  $ 2,134
   Adjustments to reconcile net income to
    funds from operations:
     Depreciation and Amortization:
       Buildings and improvements............   4,146   2,984  11,411    8,802
       Tenant improvements and allowances....   1,452   1,204   4,294    3,422
       Leasing costs.........................     604     351   1,721    1,087
     Minority Interests......................     712      97   1,426      494
     Gain on Sale of Asset...................  (1,055)    --   (1,055)     --
     Other...................................     423     --      862      --
                                              -------  ------ -------  -------
   Funds from Operations, primary............   9,674   5,236  25,401   15,939
   Debenture interest expense................   3,143   3,143   9,427    9,427
   Amortization of debenture financing
    costs....................................     325     325     975      975
                                              -------  ------ -------  -------
   Funds from operations, diluted............ $13,142  $8,704 $35,803  $26,341
                                              =======  ====== =======  =======

                                                THREE MONTHS     NINE MONTHS
                                               ENDED SEPTEMBER ENDED SEPTEMBER
                                                     30,             30,
                                               --------------- ----------------
                                                1998    1997     1998    1997
                                               ------- ------- -------- -------
   Expansion of Center Trust's portfolio:
     Acquisitions............................. $85,341 $   --  $306,988 $   --
     Construction and Development.............     564  38,274    2,660  48,127
     Leasing..................................     802     468    2,077   1,350
                                               ------- ------- -------- -------
                                               $86,707 $38,742 $311,725 $49,477
                                               ======= ======= ======== =======
   Releasing and maintenance of portfolio:
     Construction and Development............. $    81 $     8 $     88 $    87
     Leasing..................................     208      58      405     419
                                               ------- ------- -------- -------
                                               $   289 $    66 $    493 $   506
                                               ======= ======= ======== =======

  Funds from operations, on a basic basis, increased to $25.4 million for the nine months ended September 30, 1998, as compared to $15.9 million for the same period in 1997. On a diluted basis, assuming conversion of the debentures and other common stock equivalents, funds from operations increased to $35.8 million from $26.3 million. The increase in funds from operations is principally a result of the reasons stated above under Results of Operations.

  Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of Center Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY SOURCES AND REQUIREMENTS

  In December 1997, the Operating Partnership entered into a new revolving line of credit with a maximum borrowing limit of $250 million (the "Credit Facility"). The Credit Facility will primarily provide continued funding for the Company's planned acquisition and redevelopment activities. The Credit Facility expires in December 2000. Borrowings under the Credit Facility are secured by first mortgage liens on fifteen of Center Trust's properties. At September 30, 1998, outstanding borrowings on the Credit Facility were approximately $181.3 million, with an additional $4.2 million having been utilized to provide letters of credit.

  Borrowings under the facility bear interest at a floating rate equal to London Inter-Bank Offering Rate ("LIBOR") plus 100 basis points. To the extent the borrowings are in excess of the outstanding LFREI commitment, such excess will bear interest at LIBOR plus 137.5 basis points.

  Upon conversion to an unsecured facility, borrowings will bear interest at varying rates based upon Center Trust's leverage ratio and investment grade rating interest. The range of rates is from 75 to 137.5 basis points over LIBOR.

  On June 1, 1997, the Company entered into a Stock Purchase Agreement with LF Strategic Realty Investors, L.P. and Prometheus Western Retail. LLC affiliates of Lazard Freres Real Estate Investors, LLC, (together "LFREI"), providing for LFREI to invest a total of up to $235 million in Common Stock of the Company (the "Transaction"). Pursuant to the Stock Purchase Agreement the Company will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). The purchase price per share was determined as a result of arm's length negotiations between the Company and its advisors and LFREI and its advisors.

  As of December 31, 1997, the Company had sold 4,006,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $60.1 million. During the first nine months of 1998, the Company has sold 9,400,000 shares to LFREI for aggregate proceeds of $141.0 million. As of September 30, 1998, LFREI was obligated to purchase an additional 2,260,232 shares of common stock for aggregate proceeds of

$33.9 million (the "Remaining Equity Commitment"). As of September 30, 1998, LFREI owned 13,406,434 shares of common stock which represents 52.0% of the shares outstanding.

  Loans maturing of $28.2 million in 1999 and $18.7 million in 2002, as well as significant amounts due from 2004 to 2015, may require refinancing. Additionally, the Company's secured line of credit is due in 2000 and the convertible debentures of $138.6 million and exchangeable debentures of $30.0 million are due in 2001 and 2003, respectively. The Company believes, based on the collateral available within the portfolio, that it will be able to effect such refinancings for the foreseeable future.

  During the three months ended September 30, 1998, the Company has acquired three unenclosed shopping centers comprising approximately 631,000 square feet of Company owned GLA for an aggregate purchase price of approximately $85.0 million. The acquisitions consist of the following:

                                                                       COMPANY
       DATE ACQUIRED                PROPERTY               LOCATION   OWNED GLA
       -------------                --------               --------   ---------
   August 20, 1998...... North Mountain Village          Phoenix, AZ    94,379
   August 26, 1998...... Torrance Promenade              Torrance, CA  263,228
   September 24, 1998... Mountain Square Shopping Center Upland, CA    273,280

  In connection with the above acquisitions, the Company assumed a non-recourse mortgage note of $8.2 million. The mortgage matures in May, 2001, bears interest at 8.25% and requires monthly principal and interest payments. In addition, the Company issued Operating Partnership Units valued at approximately $21,000 in connection with one of the above acquisitions. The balance of the acquisitions were funded with proceeds from the sale of common stock to LFREI as well as borrowings on the Company's secured line of credit. Center Trust anticipates continuing to execute its acquisition and redevelopment strategy during the next 15 months.

  In October 1998, the Company announced that its Board of Directors has approved the repurchase of up to $25 million of its common stock. Such repurchase will be done through open market or privately negotiated transactions over a period of twelve months. In May of 1999, the Company will be obligated to repurchase an aggregate of 3,656,818 shares of common stock and Operating Partnership units, currently held by Alexander Haagen, Sr. and his family, for a purchase price of approximately $62 million.

  Center Trust believes that future acquisitions as well as the obligations outlined above will be funded from the LFREI Equity Commitment, Center Trust's Credit Facility, future debt refinancings and financings, and proceeds from the sale of certain non-core assets.

CASH FLOWS

  Net cash used in investment activities increased to $211.6 million for the nine months ended September 30, 1998 from $50.0 million for the nine months ended September 30, 1997 as a result of the purchase of nineteen properties during 1998. Net cash provided by financing activities increased to $188.2 million for the nine months ended September 30, 1998 from $38.7 million in the nine months ended September 30, 1997. The principal cause of the increase in cash provided by financing activities was the result of the sale of Common Stock to LFREI and borrowings on Center Trust's Secured line of Credit. Cash provided by operations increased to $26.6 million from $15.1 for the nine months ended September 30, 1998 over the same period in the prior year. The primary cause of the increase was the increase in the Company's real estate portfolio.

INFLATION

  Center Trust's long term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses enabling Center Trust to receive percentage rents based upon tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of Center Trust's leases are for terms of less than ten years, which permits Center Trust to seek to increase rents upon re-rental at market rates if rents are below then existing market rates. Many of Center Trust's leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing Center Trust's exposure to increases in costs and operating expenses from inflation.

YEAR 2000 COMPLIANCE

  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process information which is date sensitive is commonly referred to as the Year 2000 Compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

  As Center Trust principally relies on third party vendors for its applications, Center Trust has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which Center Trust is vulnerable to any third party Year 2000 issues. Center Trust has received statements of compliance from its primary third party vendors which state their systems will be in compliance by 1999. However, there can be no guarantee that the systems of other companies on which Center Trust's systems, and operations, rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Center Trust's systems, would not have a material adverse effect on Center Trust.

  The total cost to Center Trust of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which Center Trust plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans as information not currently known to the Company becomes available.

FACTORS AFFECTING FUTURE RESULTS

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in Center Trust's securities are cautioned that a number of factors could adversely affect Center Trust's ability to obtain these results, including (a) the inability to lease currently vacant space in Center Trust's properties, (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) decisions by tenants, and anchor retailers which own their own space, to Close Stores at Center Trust's properties; (e) increases in certain operating costs at Center Trust's properties; (f) decreases in rental rates available from tenants leasing space at Center Trust's properties (g) unavailability of financing for acquisition, development and redevelopment of properties by Center Trust; (h) increases in interest rates, and (i) a general economic downturn resulting in lower retail sales and, in turn, store closures, rent delinquencies, reduced percentage rents and other downward pressure on occupancies and rents at retail properties.

                          PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

  None

ITEM 2: CHANGES IN SECURITIES

  During the three and nine months ended September 30, 1998, the Company sold 3,366,667 and 9,400,000 shares of Common Stock, respectively to an affiliate of Lazard Freres Real Estate Investors, LLC, under the terms of the Stock Purchase Agreement approved by the shareholders in August, 1997. The proceeds of $50.5 million and $141.0 million, respectively, were used to purchase community Shopping Centers as well as reduce the outstanding balance on the Company's Line of Credit.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5: OTHER INFORMATION

  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    Exhibit 27 Financial Data Schedule

    Exhibit 27.2 Restated Financial Data Schedule

  (b) Reports on Form 8-K

    Form 8-K on August 19, 1998 under Item 5--Other Events, filing quarterly supplemental financial and operating data.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTER TRUST RETAIL PROPERTIES, INC.


                                          By:   /s/ Stuart J.S. Gulland
                                             _________________________________
                                                    Stuart J.S. Gulland
                                                   Senior Vice President,
                                                  Chief Financial Officer
                                               (Principal Financial Officer)


                                          By:     /s/ Edward A. Stokx
                                              _________________________________
                                                      Edward A. Stokx
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Dated: November 12, 1998