Form 10-K
period 1998-12-31
CENTERTRUST RETAIL PROPERTIES INC
filed 1999-03-31
CIK 913292

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended December 31, 1998

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

                                (310) 546-4520
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                 Name of Each Exchange on Which Registered
             -------------------                 -----------------------------------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE                 NEW YORK STOCK EXCHANGE
       7 1/2% CONVERTIBLE SUBORDINATED                    NEW YORK STOCK EXCHANGE
        DEBENTURES DUE 2001, SERIES A

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

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $119,554,000 (computed on the basis of $10.375 per share), which was the last sale price on the New York Stock Exchange on March 26, 1999.

  As of March 26, 1999, 24,929,694 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
  1.  BUSINESS...........................................................    1
  2.  PROPERTIES.........................................................    6
  3.  LEGAL PROCEEDINGS..................................................   20
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   20
                                    PART II
  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS............................................................   21
  6.  SELECTED FINANCIAL DATA............................................   22
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS..............................................   23
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   30
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE...............................................   52
                                    PART III
 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   52
 11.  EXECUTIVE COMPENSATION.............................................   52
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   52
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   52
                                    PART IV
 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...   52
 SIGNATURES............................................................... S-1

                                    PART I

ITEM 1. BUSINESS

  CenterTrust Retail Properties, Inc., a Maryland corporation, dba Center Trust (the "Company"), is a self-administered and self-managed real estate investment trust. The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of retail shopping centers in the western United States.

  As of December 31, 1998, the Company owned a portfolio comprised of interests in 63 retail shopping centers (the "Properties"). See "Item 2-- Properties." The Company is the sole general partner of CT Operating Partnership, L.P., a California limited partnership (the "Operating Partnership" or "OP") and owns an 83.6% interest therein. Of the 63 Properties, 55 are owned directly by the Operating Partnership. CT Finance, Inc., a Delaware corporation, is wholly owned by the Company and is the 1% general partner of CT Finance Partnership, L.P., a California limited partnership ("CTFP"). The Operating Partnership is the 99% limited partner of CTFP. CTFP owns six of the Properties. The Operating Partnership is the sole member of King Mineral, LLC, a California limited liability company ("KMLLC"), and CenterTrust Retail Properties Finance III, LLC, a Nevada limited liability company ("CTRPFIII"), each of which own one of the Properties. CTFP, KMLLC and CTRPFII are collectively referred to as the "Finance Partnerships." The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

  On June 1, 1997 the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC (together "LFREI"), providing for LFREI to invest a total of up to $235 million in common stock, par value $.01 per share (the "Common Stock"), of the Company (the "Transaction"). Pursuant to the Stock Purchase Agreement the Company will sell an aggregate of 15,666,666 shares of Common Stock to LFREI at a price of $15.00 per share, for an aggregate purchase price of $235 million (the "Total Equity Commitment"). On August 14, 1997, the stockholders of the Company approved the Transaction.

  As of December 31, 1998, the Company has sold 13,406,434 shares to LFREI under the terms of the Transaction for aggregate proceeds of $201.1 million. The remaining 2,260,232 shares of Common Stock for aggregate proceeds of $33.9 million will be sold on or prior to May 19, 1999. As of December 31, 1998, LFREI owned 52.9% of the outstanding Common Stock.

  After LFREI acquires the remaining 2,260,232 shares (and assuming no other change in the number of outstanding shares), LFREI will own approximately 56.8% of the outstanding Common Stock (37.3% on a diluted basis, assuming the exchange of partnership units in the Operating Partnership ("OP Units") for shares of Common Stock and conversion of the Company's 7 1/2% Convertible Subordinated Debentures and 7 1/4% Exchangeable Subordinated Debentures (collectively the "Debentures") into shares of Common Stock (herein referred to as "Diluted Basis")).

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

  For a period of five years from August 14, 1997 (the "Standstill Period") and for any additional standstill extension term, LFREI and its affiliates may not (i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), or (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock). As used herein, the term "Adjusted Fully Diluted Basis" shall mean on a Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding Debentures or upon exercise of options granted under management benefit plans shall not be included. After giving effect to the sale of 15,666,666 shares to LFREI, and assuming no other change in the number of outstanding shares, LFREI will own 48.1% of the Common Stock on an Adjusted Fully Diluted Basis. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding Debentures or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company's Board of Directors. Although LFREI will not be able to take action on behalf of the Company without the concurrence of the other members of the Company's Board of Directors, they may be able to exert substantial influence over the Company's affairs. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

  In 1997, the Company entered into an agreement (the "Separation Agreement") with Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen, III (collectively the "Haagen Family") in connection with their retirement from the Company. Under the terms of the Separation Agreement, the Haagen Family received $2.7 million in cash, vesting of all granted stock options and restricted stock awards, and the granting and vesting of previously committed restricted stock awards. In addition, for certain defined periods the Company agreed to continue to provide the Haagen Family certain medical benefits and administrative assistance. During 1997, the Company recorded a non-recurring charge of $9.4 million in connection with the Separation Agreement. Further, the Company has agreed to purchase, or cause to have purchased, substantially all of the Haagen Family's ownership interests in the Company on May 25, 1999 for a total of $58.8 million (the "Haagen Obligation").

  The Company, through the Operating Partnership, employs a staff of 138 full-time real estate professionals with extensive experience, knowledge of local markets and an established track record with national, regional and local retailers. The Company believes that the expertise and relationships developed by these professionals enhance the Company's ability to attract and retain high quality tenants.

Business Risks

  This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including, but not limited to, those listed below and elsewhere in this document. The following factors should be considered in addition to the other information contained herein in evaluating the Company and its business.

Real Estate Investment Risks

  Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the Properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, the Company's results of operations and ability to make distributions to its shareholders may be adversely affected. The performance of the economy in each of the areas in which the Company's properties are located affects occupancy, market rental and vacancy rates and expenses, and, consequently, has an impact on the revenues from the Properties and their underlying values.

  Revenues from the Company's Properties may be further adversely affected by, among other things, the general economic climate; local economic conditions in which the Properties are located, such as oversupply of space or a reduction in demand for rental space; the attractiveness of the Properties to tenants; competition from other available space; the ability of the Company to provide for adequate maintenance and insurance and increased operating expenses (including real estate taxes and utilities) which may not be passed through to tenants; and the expense of periodically renovating, repairing and re-leasing space. There is also the risk that as leases on the Properties expire, tenants will enter into new leases on terms that are less favorable to the Company. Revenues and real estate values may also be adversely affected by such factors as applicable laws (e.g., the Americans With Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing.

  Most of the leases of the Company's retail Properties, as is common with many multi-tenant shopping centers, provide for tenants to reimburse the Company for a portion (frequently based upon the portion of total retail space in the Property that is occupied by the tenant) of the common area maintenance, real estate taxes, insurance and other operating expenses of the Property. To the extent that a Property has vacant leaseable space, not only will the Company be deprived of the base rent that it would receive if the vacant space were occupied, but the Company itself will have to bear the unreimbursed expense applicable to such vacant space. If a Property is mortgaged to secure the payment of indebtedness and if the Company is unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on the Property or the exercise of other remedies by the mortgagee. Likewise, if a Property suffers sustained reductions in revenues, the Company may sustain a writedown of the asset value and a related charge to earnings.

Lack of Operating History With Respect to Acquisition Properties

  During 1998, the Company acquired 19 properties consisting of approximately 29 million square feet of GLA. These properties may have characteristics or deficiencies currently unknown to the Company that affect their valuation or revenue potential, and it is also possible that the operating performance of these Properties may decline under the Company's management. As the Company acquires additional properties, the Company will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, the Company's ability to manage its growth effectively will require it to successfully integrate its new acquisitions into its existing management structure. No assurance can be given that the Company will be able to succeed with such integration or to effectively manage additional properties or that newly acquired properties will perform as expected.

General Illiquidity of Real Estate

  Equity real estate investments are generally illiquid. Such illiquidity will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions or meet certain of its strategic objectives of disposing of certain non-strategic assets. In addition, the Internal Revenue code of 1996, as amended (the "Code") places certain limits or prohibitive taxes which may limit the ability of a real estate investment trust ("REIT") to sell certain properties, which may affect the Company's ability to sell properties without adversely affecting returns to holders of Common Stock.

Geographic Concentration

  The Company's Properties are all located in the western United States. This concentration of Properties subjects the Company to the strengths or weaknesses of the various local economies in which the Company owns property. For example, the performance of the economy in each locality affects occupancy, market rental rates and expenses and, consequently, has an impact on the revenues from the Company's Properties and their underlying values.

Competition

  Numerous retail properties compete with the Company's Properties in attracting tenants to lease space. Some of these competing properties are newer and better located or designed and may offer lower expenses or be better capitalized than the Company's Properties. The number of competitive commercial properties in a particular area could have a material adverse effect on the Company's ability to lease space in its Properties and on the rents charged. In addition, retailers at the Properties face increasing competition from outlet malls, discount shopping clubs, mail order and e-commerce.

  Additionally, the Company may be competing for investment opportunities with entities which have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage.

Risk Associated with Financial Condition of Tenants

  At any time, a tenant of the Properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of such tenant's lease and thereby adversely affect the Company's results of operations and ability to make distributions to its stockholders. Although the Company has not experienced material losses from tenant bankruptcies, no assurance can be given that tenants will not file for bankruptcy protection in the future, or if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in the failure to make rental payments when due. If tenant leases are not affirmed following bankruptcy or if a tenant's financial condition weakens, the Company's results of operations and ability to make distributions to its stockholders may be adversely affected.

Dependence on Key Personnel

  The executive officers of the Company have substantial experience in owning, operating, managing, acquiring and developing shopping centers. The Company believes that its success will depend in large part upon the efforts of such persons. The Company has entered into employment agreements with certain of its executive officers which provide for their continued employment with the Company and contain certain non-compete provisions. There can be no assurance that these executive officers will remain in the employ of the Company, notwithstanding their potential liability for damages to the Company if they should terminate their employment. In the event key management personnel do not remain in the employ of the Company, the Company could be adversely affected.

Consequences of Failure to Qualify as a REIT

  The Company operates so as to qualify as a REIT under Sections 856-860 of the Code. Under those sections of the Code, the Company must distribute annually to its stockholders at least 95% of its taxable income and must meet certain other asset and income tests. Dividends to stockholders from a qualified REIT are deductible by such REIT in calculating its income tax liability. As a result, pre-tax income of the Company flows through to its stockholders who are taxed on the income on their individual income tax returns, thus eliminating the "double taxation" inherent in regular corporations. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and property.

Environmental Matters

  Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of such hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injuries associated with asbestos-containing materials. The Company may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries to persons and property, resulting from the environmental condition of its Properties, regardless of whether the Company itself actually contributed to such condition.

Risks of Leverage

  Like many owners of real estate, the Company relies on borrowings to assist it in acquiring, developing and holding its properties. The Company currently has a line of credit facility that has secured and unsecured portions and also owns various Properties that are encumbered by deeds of trust or mortgages to various lenders. Neither the Charter nor the Bylaws of the Company limit the amount of indebtedness the Company may incur. Although financial covenants contained in the Company's $250 million revolving line of credit (the "Credit Facility") limit the amount of additional indebtedness the Company may incur, those covenants currently would permit the Company to incur substantial additional indebtedness. The Company has utilized the Credit Facility to finance certain recent acquisitions and may use the Credit Facility to fund the acquisition of additional properties and for other general corporate purposes. A portion of the Credit Facility is currently secured by certain Properties owned by the Company and the Credit Facility requires that the Company comply with a number of financial covenants. The Company is also obligated by other indebtedness secured by individual Properties. There can be no assurances that the Company will be able to meet its debt service obligations or to comply with the financial covenants in its debt instruments and, to the extent that it cannot, the lenders typically would be entitled to demand immediate repayment of the related indebtedness and to commence foreclosure proceedings against the property securing such indebtedness, thereby subjecting the Company to the risk of loss of some or all of its assets, including certain of its Properties. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if the Company is in need of capital to repay indebtedness in accordance with its terms or otherwise, it could be required to liquidate one or more investments in Properties at unfavorable prices. The Company will be subject to the risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, the risk of increases in interest rates on indebtedness (such as borrowings under the Credit Facility) which bears interest at floating rates, the risk that existing indebtedness cannot be refinanced or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. The Company's mortgage indebtedness (other than indebtedness under the Credit Facility) is generally nonrecourse to the Company. However, even with respect to nonrecourse mortgage indebtedness, the lenders may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misapplication of funds and environmental liabilities.

Effect of Various Market Factors on Price of Common Stock

  A variety of factors may influence the price of the Company's Common Stock in public trading markets. The Company believes that investors generally perceive REITs as yield-driven investments and compare the annual yield from distributions by REITs with yields on various other types of financial instruments. Thus an increase in market interest rates generally could adversely affect the market price of the Company's Common Stock. Similarly, to the extent that the investing public has a negative perception of companies in the retail business or REITs that own and operate retail shopping centers and other properties catering to retail tenants, the value of the Company's Common Stock may be negatively impacted in comparison to shares of other REITs owning other types of properties and catering to different types of tenants.

ITEM 2. PROPERTIES

  As of December 31, 1998, the Properties consisted of 49 community shopping centers, 2 regional malls and 12 single tenant facilities, containing in the aggregate approximately 12.4 million square feet of total gross leasable area ("GLA"). Approximately 10.2 million square feet of GLA is owned by the Company, and the balance is owned by certain anchor retailers. The majority of the Properties are located throughout Southern California, including 14 in Los Angeles County, 7 in San Diego County, 2 in Orange County, 4 in San Bernardino County, 2 in Riverside County, 2 in Imperial County and 1 in Ventura County. Based on published industry sources, the Company believes that the geographic concentration of the Properties establishes it as one of the leading fully integrated owners, managers and developers of retail shopping centers in the western United States. In addition to its Southern California Properties the Company has 11 Properties in Northern and Central California, 7 Properties in Arizona, 3 Properties in Oregon, 9 Properties in Washington and 1 Property in Nevada.

  The Company's single tenant facilities range in size from approximately 36,800 square feet of total GLA to approximately 119,000 square feet of total GLA. The Company's community shopping centers range in size from approximately 66,000 square feet of total GLA to approximately 626,000 square feet of total GLA. The Company's regional malls range in size from approximately
820,000 square feet of GLA to approximately 1,248,000 square feet of GLA.

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

  During 1998, the Company continued the acquisition program it commenced in 1997 and significantly expanded its portfolio of community shopping centers in the western United States. As a result of its acquisition strategy, the Company acquired 19 properties in 1998, aggregating approximately 2.9 million square feet of Company owned GLA, with an aggregate purchase price of $309.9 million. The 1998 acquisitions consisted of the following:

                                                                            Company
                                                                             Owned
   Date Acquired                Property Name                Location         GLA
   -------------                -------------                --------       -------
   January 20, 1998    Covington Square                Kent, WA             151,427
   March 11, 1998      Pavilions Centre                Federal Way, WA      200,209
   March 27, 1998      Bakersfield Shopping Center     Bakersfield, CA       14,115
   March 27, 1998      Center of El Centro             El Centro, CA        178,889
   March 27, 1998      Loma Square                     San Diego, CA        210,704
   March 27, 1998      Vineyards Market Place          Rancho Cucamonga, CA  56,035
   March 27, 1998      North County Plaza              Carlsbad, CA         153,325
   March 31, 1998      Southpointe Plaza               Sacramento, CA        83,543
   April 30, 1998      Sixth Avenue Plaza              Tacoma, WA           139,107
   April 30, 1998      Southern Palms Center           Tempe, AZ            254,863
   May 1, 1998         Mineral King Plaza              Visalia, CA           39,060
   May 12, 1998        Madera Marketplace              Madera, CA           168,596
   May 18, 1998        Fairwood Center                 Renton, WA           208,082
   June 24, 1998       Charleston Plaza                Las Vegas, NV        222,594
   June 25, 1998       Kyrene Village                  Chandler, AZ         161,174
   June 29, 1998       Sunrise Place Center            Tucson, AZ            40,974
   August 20, 1998     North Mountain Village          Phoenix, AZ           94,379
   August 26, 1998     Torrance Promenade              Torrance, CA         263,228
   September 24, 1998  Mountain Square Shopping Center Upland, CA           273,280

  During 1997, the Company acquired 8 properties, aggregating approximately 844,000 square feet of GLA, with an aggregate purchase price of $91 million. The acquisitions consisted of the following:

                                                                  Company
                                                                   Owned
   Date Acquired            Property Name            Location       GLA
   -------------            -------------            --------     -------
   August 11, 1997    Ross Center                Portland, OR     132,465
   August 11, 1997    Pacific Linen              Lynwood, WA       69,432
   August 11, 1997    Vancouver Park Place       Vancouver, WA     77,989
   October 31, 1997   Frontier Village           Lake Stevens, WA 153,320
   December 9, 1997   Marshall's Plaza           Modesto, CA       79,000
   December 19, 1997  Rheem Valley               Moraga, CA       153,941
   December 26, 1997  Silverdale Shopping Center Silverdale, WA    67,330
   December 31, 1997  Westgate North             Tacoma, WA       110,251

  The acquisitions were principally funded through proceeds from the sale of common stock to LFREI, the issuance of OP Units and borrowings on the Company's Credit Facility.

  Fifty-four of the Properties are owned by the Company in fee and nine are held by the Company under long-term ground leases. Included in the long-term ground leases are two partially-owned properties (the "Partially-Owned Properties"), in which the Company, through the Operating Partnership, owns, directly or indirectly, partnership interests, as described below.

  The Operating Partnership owns a 75% managing general partnership interest in the partnership that owns Kenneth Hahn Plaza and a 85% managing general partnership interest in Haagen-Central Partnership, the general partnership which is the managing general partner of, and holds a 40% interest in, the partnership that owns Vermont-Slauson Shopping Center. Therefore, the Operating Partnership holds the equivalent of a 34% interest in Vermont-Slauson Shopping Center.

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

  During 1998, the Company sold its single tenant Sears Hollywood facility to a related party for gross proceeds of $5.4 million, resulting in a net gain of $1.1 million. In addition, the Company also purchased from a related party, the Manhattan Beach, California building in which its corporate headquarters are located for $3.2 million.

  In early 1999, the Company began to market Empire Center, a community shopping center, located in Fontana, California, and comprised of 262,000 square feet of Company owned GLA. Management expects that the property will be sold within one year. As such, the property has been written down to its estimated fair value, less estimated closing costs, resulting in a charge of $21.7 million which has been recorded in the 1998 financial statements.

  Subsequent to December 31, 1998, the Company sold two of its Properties, the 194,000 square foot City Center in San Francisco, California, and the 119,000 square feet Sam's Club in Fountain Valley, California, one of the Company's single tenant facilities for gross proceeds of $47 million which resulted in a combined book gain of approximately $21.1 million. In addition, the Company purchased Randolph Plaza, a 179,000 square foot community center located in Tucson, Arizona, for approximately $9.5 million. The acquisition was funded with proceeds from the Company's Credit Facility. Randolph Plaza is anchored by Fry's, Walgreen's and MacFrugal's.

  The tables on the following pages provide information regarding the physical descriptions of the Properties, the tenants and the debt secured by the Properties.

Description of Properties

  The following table sets forth the physical description and anchor tenant information with respect to the Properties as of December 31, 1998.

                     Year of                              Total
                   Construction                         Shopping                         GLA
                     (or Most      Ownership     Land    Center    Company  GLA to be Available
                      Recent       Interest      Area      GLA    Owned GLA   Built   for Lease
                   Renovation)  (Expiration)(1) (Acres) (Sq. Ft.) (Sq. Ft.) (Sq. Ft.) (Sq. Ft.)
                   ------------ --------------- ------- --------- --------- --------- ---------
COMMUNITY
SHOPPING CENTERS
Pacific Northwest
Covington Square.      1986           Fee         14.5    155,370   151,427     --      151,427
 Covington, WA
Fairwood Shopping
Center...........     (1995)          Fee           20    208,082   208,082     --      208,082
 Renton, WA
Frontier Village
Shopping Center..      1993           Fee         15.7    153,320   153,320     --      153,320
 Lake Stevens, WA
Gresham Town
Fair.............      1988           Fee         25.6    264,649   264,649     --      264,649
 Gresham, OR
The Medford
Center...........     (1998)          Fee         30.1    404,169   319,423  26,000     345,423
 Medford, OR
Pacific Linen
Plaza............      1988           Fee          4.6     69,432    69,432     --       69,432
 Lynnwood, WA
Pavilions'
Centre...........      1995           Fee           17    200,209   200,209     --      200,209
 Federal Way, WA
Ross Center......      1987           Fee           10    132,465   132,465     --      132,465
 Portland, OR
Silverdale
Shopping Center..      1990           Fee            6     67,330    67,330     --       67,330
 Silverdale, WA
Sixth Avenue
Plaza............      1986           Fee         11.6    139,107   139,107     --      139,107
 Tacoma, WA
Vancouver Park
Place............      1987           Fee          6.4     77,989    77,989     --       77,989
 Vancouver, WA
Westgate North
Shopping Center..      1980           Fee         13.3    112,592   110,251     --      110,251
 Tacoma, WA
                                                 -----  --------- ---------  ------   ---------
 Subtotal Pacific
 Northwest.......                                174.8  1,984,714 1,893,684  26,000   1,919,684
                                                 -----  --------- ---------  ------   ---------
Northern &
Central
California
Bakersfield
Shopping Center..      1978           Fee          9.3     14,115    14,115     --       14,115
 Bakersfield, CA
The City Center..     (1992)          Fee          6.8    194,193   194,193     --      194,193
 San Francisco,
 CA
Madera
Marketplace......      1992           Fee         14.5    294,059   168,596     --      168,596
 Madera, CA
Marshall's Plaza.      1989           Fee            5     86,200    79,000     --       79,000
 Modesto, CA
                                 Anchor or
                             Principal Tenants
                             -----------------
COMMUNITY
SHOPPING CENTERS
Pacific Northwest
Covington Square.  Safeway, Payless Drugs
 Covington, WA
Fairwood Shopping
Center...........  Safeway, Pic 'N Save, ACE Hardware
 Renton, WA        Quality Food Centers
Frontier Village
Shopping Center..  Safeway, Bartell Drugs
 Lake Stevens, WA
Gresham Town
Fair.............  Ross Stores, Emporium, GI Joes,
 Gresham, OR       Craft Warehouse
The Medford
Center...........  Cinemark Theatres, Sears, Emporium,
 Medford, OR       Payless(2), Safeway(2), Circuit City
Pacific Linen
Plaza............  Pacific Linen, Payless ShoeSource,
 Lynnwood, WA      Men's Wearhouse
Pavilions'
Centre...........  Quality Food Centers, Barnes & Noble,
 Federal Way, WA   Blockbuster Music, Petco
Ross Center......  Ross Stores, Michaels, Pier 1 Imports
 Portland, OR
Silverdale
Shopping Center..  Ross Stores
 Silverdale, WA
Sixth Avenue
Plaza............  Sears, Drug Emporium
 Tacoma, WA
Vancouver Park
Place............  T.J. Maxx, Pier 1 Imports
 Vancouver, WA
Westgate North
Shopping Center..  Quality Food Centers
 Tacoma, WA
 Subtotal Pacific
 Northwest.......
Northern &
Central
California
Bakersfield
Shopping Center..
 Bakersfield, CA
The City Center..  Toys 'R' Us, Mervyn's, Office Depot,
 San Francisco,
 CA                Good Guys
Madera
Marketplace......  Wal-Mart(2), J.C. Penney, Pak-N-Sav
 Madera, CA
Marshall's Plaza.  Marshall's, Good Guys
 Modesto, CA

                       Year of                               Total   Company
                     Construction                          Shopping   Owned               GLA
                       (or Most      Ownership      Land    Center     GLA   GLA to be Available
                        Recent        Interest      Area   GLA (Sq.   (Sq.     Built   for Lease
                     Renovation)  (Expiration)(1)  (Acres)   Ft.)     Ft.)   (Sq. Ft.) (Sq. Ft.)
                     ------------ ---------------- ------- --------- ------- --------- ---------
Mineral King
 Plaza...........        1983           Fee         10.9     115,336  39,060     --      39,060
 Visalia, CA
Rheem Valley.....        1990           Fee         18.4     178,312 153,941     --     153,941
 Moraga, CA
Rosedale Village
 Shopping Center.        1991           Fee         10.6     217,006 127,527     --     127,527
 Bakersfield, CA
Southpointe              1982           Fee           18     193,193  83,543     --      83,543
 Plaza...........
 Sacramento, CA
                                                    ----   --------- -------   -----    -------
 Subtotal
  Northern &
  Central
  California.....                                   93.5   1,292,414 859,975     --     859,975
                                                    ----   --------- -------   -----    -------
Southern
 California
Advantage/Sportmart
 Shopping Center.       (1988)          Fee         10.3     117,860 117,860     --     117,860
 San Diego, CA
Center of El
 Centro..........        1980           Fee           17     178,889 178,889     --     178,889
 El Centro, CA
Country Fair
 Shopping Center.        1992           Fee         17.3     211,807 168,367     --     168,367
 Chino, CA
Covina Town
 Square..........       (1997)          Fee         35.5     358,600 358,600   8,000    366,600
 Covina, CA
Date Palm Center.        1987           Fee           11     117,362 117,362   4,000    121,362
 Cathedral City,
  CA
El Camino North..        1982           Fee           54     450,894 324,394     --     324,394
 Oceanside, CA
Empire Center....        1993           Fee         60.5     626,496 261,996   4,645    266,641
 Fontana, CA
Fire Mountain
 Center..........        1987     Fee/Ground Lease   9.4      93,778  93,778     --      93,778
 Oceanside, CA                         (2038)
Fullerton Town
 Center..........        1987           Fee         21.7     391,347 278,647     --     278,647
 Fullerton, CA
Gardena Gateway
 Center..........        1990           Fee          9.7      65,987  65,987     --      65,987
 Gardena, CA
Huntington
 Center..........       (1989)      Ground Lease     3.9     110,244 110,244     --     110,244
 Huntington
  Beach, CA                            (2032)
Kenneth Hahn
 Plaza...........        1987       Ground Lease    14.5     162,665 162,665   2,800    165,465
 Los Angeles, CA                       (2052)
La Verne Towne
 Center..........        1986           Fee         19.1     231,143 231,143     --     231,143
 La Verne, CA
Lakewood Plaza...       (1989)      Ground Lease    11.1     113,511 113,511     --     113,511
 Bellflower, CA                        (2032)
Loma Square......        1980           Fee         15.8     210,704 210,704     --     210,704
 San Diego, CA
                                   Anchor or
                               Principal Tenants
                               -----------------
Mineral King
 Plaza...........    Vons(2), Longs Drugs(2)
 Visalia, CA
Rheem Valley.....    T.J. Maxx, Longs Drugs(2)
 Moraga, CA
Rosedale Village
 Shopping Center.    Savemart, Payless Drugs, Kmart(2)
 Bakersfield, CA
Southpointe
 Plaza...........    Target(2), Big 5 Sporting Goods
 Sacramento, CA
 Subtotal
  Northern &
  Central
  California.....
Southern
 California
Advantage/Sportmart
 Shopping Center.    Advantage (Lucky), SportMart
 San Diego, CA
Center of El
 Centro..........    Sears, Mervyn's
 El Centro, CA
Country Fair
 Shopping Center.    Albertsons(2), PETsMART, Rite-Aid,
 Chino, CA           Staples, T.J. Maxx
Covina Town
 Square..........    Home Depot, Staples, PETsMART,
 Covina, CA          Michael's, AMC Theatres
Date Palm Center.    Sam's Club (Wal-Mart)
 Cathedral City,
  CA
El Camino North..    Mervyn's(2), Toys 'R' Us(2),
 Oceanside, CA       Ross Stores
Empire Center....    Target(2), Mervyn's(2),
 Fontana, CA         Miller's Outpost, Ross Stores
Fire Mountain
 Center..........    Strouds, Lamps Plus,
 Oceanside, CA       Trader Joe's, Bookstar
Fullerton Town
 Center..........    Price Club(2), AMC Theatres,
 Fullerton, CA       Toys 'R' Us, Office Depot
Gardena Gateway
 Center..........    Rite-Aid, 99 Ranch Market
 Gardena, CA
Huntington
 Center..........    Toys 'R' Us, Lucky
 Huntington
  Beach, CA
Kenneth Hahn
 Plaza...........    Food 4 Less, Pic 'N Save,
 Los Angeles, CA     Rite-Aid, Super Trak Auto
La Verne Towne
 Center..........    Target, Albertson's
 La Verne, CA
Lakewood Plaza...    Lucky, Staples
 Bellflower, CA
Loma Square......    T.J. Maxx, Circuit City, Sav-on Drugs,
 San Diego, CA       Staples, Super Crown Books

                     Year of                              Total
                   Construction                         Shopping                         GLA
                     (or Most      Ownership     Land    Center    Company  GLA to be Available
                      Recent       Interest      Area      GLA    Owned GLA   Built   for Lease
                   Renovation)  (Expiration)(1) (Acres) (Sq. Ft.) (Sq. Ft.) (Sq. Ft.) (Sq. Ft.)
                   ------------ --------------- ------- --------- --------- --------- ---------
Montebello Town
 Square..........      1992           Fee         24.5    250,438   250,438     --      250,438
 Montebello, CA
Mountain Square
 Shopping Center.      1988           Fee         15.8    273,280   273,280     --      273,280
 Upland, CA
North County
 Plaza...........      1987           Fee         16.9    153,325   153,325   8,500     161,825
 Carlsbad, CA
Parkway Place....     (1989)     Ground Lease      9.7    120,460   120,460     --      120,460
 Escondido, CA                       (2037)
Pomona Gateway
 Center..........     (1993)          Fee          9.8    108,887   108,887     --      108,887
 Pomona, CA
San Fernando
 Mission Plaza...      1991           Fee          4.9     67,192    67,192     --       67,192
 San Fernando, CA
Torrance
 Promenade.......     (1991)          Fee           19    263,228   263,228     --      263,228
 Torrance, CA
Vermont-Slauson
 Shopping Center.      1981      Ground Lease     10.3    169,744   169,744     --      169,744
 Los Angeles, CA                     (2070)
Vineyards
 Marketplace.....      1991           Fee          6.7    106,765    56,035  14,188      70,223
 Rancho
  Cucamonga, CA
                                                 -----  --------- ---------  ------   ---------
 Subtotal
  Southern
  California.....                                428.4  4,954,606 4,256,736  42,133   4,298,869
                                                 -----  --------- ---------  ------   ---------
Southwest
Charleston Plaza.      1989           Fee         23.5    271,744   222,594     --      222,594
 Las Vegas, NV
Kyrene Village
 Shopping Center.      1987           Fee         14.4    161,174   161,174     --      161,174
 Chandler, AZ
North Mountain
 Village.........      1985           Fee           15    147,510    94,379     --       94,379
 Phoenix, AZ
Southern Palms
 Center..........      1980           Fee         26.1    254,863   254,863     --      254,863
 Tempe, AZ
Sunrise Place
 Center..........     (1992)          Fee          8.5    143,999   143,999     --      143,999
 Tucson, AZ
                                                 -----  --------- ---------  ------   ---------
 Subtotal
  Southwest......                                 87.5    979,290   877,009     --      877,009
                                                 -----  --------- ---------  ------   ---------
TOTAL COMMUNITY
 SHOPPING
 CENTERS.........                                784.2  9,211,024 7,887,404  68,133   7,955,537
                                                 -----  --------- ---------  ------   ---------
REGIONAL MALLS
Baldwin Hills
 Crenshaw Plaza..      1988           Fee           42    819,604   359,604     --      359,604
 Los Angeles, CA
                                  Anchor or
                              Principal Tenants
                              -----------------
Montebello Town
 Square..........  Sears, Toys 'R' Us, AMC Theatres, Petco
 Montebello, CA
Mountain Square
 Shopping Center.  Home Depot, Staples, Pavilions
 Upland, CA
North County
 Plaza...........  Marshall's, Michael's, Kids 'R' Us
 Carlsbad, CA
Parkway Place....  Advantage (Lucky), Office Depot
 Escondido, CA
Pomona Gateway
 Center..........  Vons, Pic 'N' Save
 Pomona, CA
San Fernando
 Mission Plaza...  KV-Mart (Vons)
 San Fernando, CA
Torrance
 Promenade.......  Ross, Marshall's, Office Depot,
 Torrance, CA      Linens 'n Things, Bookstar,
                   Sears Homelife, Loehmann's, Kids 'R' Us
Vermont-Slauson
 Shopping Center.  Ralphs, Kmart, Sav-on Drugs
 Los Angeles, CA
Vineyards
 Marketplace.....  Albertson's(2), Sav-on Drugs
 Rancho
  Cucamonga, CA
 Subtotal
  Southern
  California.....
Southwest
Charleston Plaza.  Home Base, Lucky(2), Sav-on Drugs
 Las Vegas, NV
Kyrene Village
 Shopping Center.  Basha's, Kyrene Lanes
 Chandler, AZ
North Mountain
 Village.........  Fry's Food & Drug(2), T. J. Maxx,
 Phoenix, AZ       Greenbacks
Southern Palms
 Center..........  Mega Foods, Heilig Meyer Furniture,
 Tempe, AZ         Coomers Craft Mall
Sunrise Place
 Center..........  Smith's Food & Drug
 Tucson, AZ
 Subtotal
  Southwest......
TOTAL COMMUNITY
 SHOPPING
 CENTERS.........
REGIONAL MALLS
Baldwin Hills
 Crenshaw Plaza..  Sears(2), Robinsons-May(2),
 Los Angeles, CA   Lucky, T.J. Maxx,
                   Sony/Magic Johnson Theaters

                   Year of
                 Construction                           Total                            GLA
                   (or Most      Ownership     Land    Shopping   Company   GLA to be Available
                    Recent       Interest      Area   Center GLA Owned GLA    Built   for Lease
                 Renovation)  (Expiration)(1) (Acres) (Sq. Ft.)  (Sq. Ft.)  (Sq. Ft.) (Sq. Ft.)
                 ------------ --------------- ------- ---------- ---------- --------- ----------
Media City
 Center.........     1992      Ground Lease     37.1   1,248,015    818,405     --       818,405
 Burbank, CA                       (2078)
                                               -----  ---------- ----------  ------   ----------
TOTAL REGIONAL
 MALLS..........                                79.1   2,067,619  1,178,009     --     1,178,009
                                               -----  ---------- ----------  ------   ----------
SINGLE TENANT
 FACILITIES
Home Base.......    (1988)          Fee          8.7     107,165    107,165     --       107,165
 Glendora, CA
Kmart...........     1990           Fee          8.7     104,204    104,204     --       104,204
 Phoenix, AZ
Kmart...........     1990           Fee          8.8      86,479     86,479     --        86,479
 Banning, CA
Kmart...........     1990           Fee          9.1      86,479     86,479     --        86,479
 El Centro, CA
Kmart...........     1990           Fee          6.8      86,479     86,479     --        86,479
 Los Banos, CA
Kmart...........     1990           Fee          6.2      86,479     86,479     --        86,479
 Madera, CA
Kmart...........     1990           Fee          8.3      86,479     86,479     --        86,479
 Rocklin, CA
Oracle Road.....    (1989)          Fee          8.1     102,400    102,400     --       102,400
 Tucson, AZ
Vons............    (1989)          Fee          3.5      36,800     36,800     --        36,800
 Escondido, CA
Vons............    (1993)     Ground Lease      9.8     102,400    102,400     --       102,400
 Simi Valley, CA                   (2023)
Sam's Club......    (1988)     Ground Lease      9.8     114,722    114,722     --       114,722
 Downey, CA                        (2009)
Sam's Club......    (1988)          Fee         11.5     119,126    119,126     --       119,126
 Fountain
  Valley, CA
                                               -----  ---------- ----------  ------   ----------
TOTAL SINGLE
 TENANT
 FACILITIES.....                                99.3   1,119,212  1,119,212     --     1,119,212
                                               -----  ---------- ----------  ------   ----------
TOTAL ALL
 PROPERTIES.....                               962.6  12,397,855 10,184,625  68,133   10,252,758
                                               -----  ---------- ----------  ------   ----------
                                Anchor or
                            Principal Tenants
                            -----------------
Media City
 Center......... Macy's, IKEA(2), Sears(2), Mervyn's(2),
 Burbank, CA     AMC Theatres, Sports Chalet, CompUSA,
                 Barnes & Noble, Virgin Megastore
TOTAL REGIONAL
 MALLS..........
SINGLE TENANT
 FACILITIES
Home Base....... Home Base
 Glendora, CA
Kmart........... Kmart
 Phoenix, AZ
Kmart........... Kmart
 Banning, CA
Kmart........... Kmart
 El Centro, CA
Kmart........... Kmart
 Los Banos, CA
Kmart........... Kmart
 Madera, CA
Kmart........... Kmart
 Rocklin, CA
Oracle Road..... Montgomery Ward
 Tucson, AZ
Vons............ Vons
 Escondido, CA
Vons............ Vons
 Simi Valley, CA
Sam's Club...... Sam's Club (Wal-Mart)
 Downey, CA
Sam's Club...... Sam's Club (Wal-Mart)
 Fountain
  Valley, CA
TOTAL SINGLE
 TENANT
 FACILITIES.....
TOTAL ALL
 PROPERTIES.....

------
(1) The date indicated is the expiration date of any ground lease after giving effect to all renewal periods.

(2) Indicates Anchor Not Owned.

Property Performance Summary

  The following table sets forth, on a property-by-property basis, the GLA leased to anchor tenants, pad tenants and shop tenants, as of December 31, 1998:

                         Total Leased GLA      Available GLA to be                      Annualized   Average    Annual
                     -------------------------    GLA      Built   Total GLA Percentage    Base     Base Rent Percentage
   Property Name     Anchor(1) Pad(2)  Shop(3) (sq. ft.) (sq. ft.) (sq. ft.) leased(4)    Rent(5)    psf(6)    Rent(7)
   -------------     --------- ------- ------- --------- --------- --------- ---------- ----------- --------- ----------
COMMUNITY SHOPPING
CENTERS
Pacific Northwest
Covington Square..     70,837      --   69,124   11,466      --      151,427    92.4    $ 1,515,541  $10.83    $    --
Fairwood Shopping
Center............    102,399   10,954  84,670   10,059      --      208,082    95.2      2,138,985   10.80         --
Frontier Village
Shopping Center...     68,473   22,023  61,624    1,200      --      153,320    99.2      1,521,416   10.00      96,679
Gresham Town Fair.    159,282   26,587  66,619   12,161      --      264,649    95.4      2,209,146    8.75      17,188
The Medford
Center............    196,032    9,432  54,379   59,580   26,000     345,423    81.3      1,984,677    7.41     248,280
Pacific Linen
Plaza.............     25,000      --   42,244    2,188      --       69,432    96.8        908,297   13.51         --
Pavilions' Centre.     80,056      --   71,847   48,306      --      200,209    75.9      2,533,958   16.68         --
Ross Center.......     53,331    7,000  68,544    3,590      --      132,465    97.3      1,482,720   11.51      12,223
Silverdale
Shopping Center...     29,020      --   34,615    3,695      --       67,330    94.5        755,314   11.87         --
Sixth Avenue
Plaza.............     73,166      --   53,811   12,130      --      139,107    91.3        969,499    7.64         --
Vancouver Park
Place.............     33,938   14,100  29,151      800      --       77,989    99.0        918,016   11.89      88,087
Westgate North
Shopping Center...     37,902   13,336  55,513    3,500      --      110,251    96.8      1,187,960   11.13      53,778
                      -------  ------- -------  -------   ------   ---------            -----------  ------    --------
 Subtotal Pacific
 Northwest........    929,436  103,432 692,141  168,675   26,000   1,919,684    91.1     18,125,529   10.46     516,235
                      -------  ------- -------  -------   ------   ---------            -----------  ------    --------
Northern & Central
California
Bakersfield
Shopping Center...        --       --   12,740    1,375      --       14,115    90.3         89,651    7.04         --
The City Center...    177,584      --   15,329    1,280      --      194,193    99.3      2,817,824   14.61         --
Madera
Marketplace.......     92,278      --   72,763    3,555      --      168,596    97.9      1,688,378   10.23         --
Marshall's Plaza..     43,000      --   34,875    1,125      --       79,000    98.6      1,128,166   14.49         --
Mineral King
Plaza.............        --       --   32,860    6,200      --       39,060    84.1        517,559   15.75         --
Rheem Valley......     51,009    5,150  90,928    6,854      --      153,941    95.5      1,644,732   11.18       3,290
Rosedale Village
Shopping Center...     72,324    6,658  45,704    2,841      --      127,527    97.8      1,373,269   11.01         --
Southpointe Plaza.        --       --   81,193    2,350      --       83,543    97.2        990,477   12.20      43,302
                      -------  ------- -------  -------   ------   ---------            -----------  ------    --------
 Subtotal Northern
 & Central
 California.......    436,195   11,808 386,392   25,580      --      859,975    97.0     10,250,056   12.28      46,592
                      -------  ------- -------  -------   ------   ---------            -----------  ------    --------
Southern
California
Advantage/Sportmart
Shopping Center...    105,210   12,650     --       --       --      117,860   100.0      1,358,610   11.53       4,682
Center of El
Centro............    149,300    5,623  18,616    5,350      --      178,889    97.0        654,618    3.77     114,845
Country Fair
Shopping Center...     96,225   24,341  27,801   20,000      --      168,367    88.1      1,934,245   13.04      30,163
Covina Town
Square............    266,383   13,583  49,654   28,980    8,000     366,600    91.9      4,957,045   15.04      85,700
Date Palm Center..     99,919      --   16,318    1,125    4,000     121,362    99.0      1,746,247   15.02         --
El Camino North...     96,600  130,611  67,246   29,937      --      324,394    90.8      3,564,190   12.10       9,058
Empire Center.....     50,967   15,690  84,751  110,588    4,645     266,641    57.8      1,512,306    9.99         --
Fire Mountain
Center............     44,481   14,580  24,465   10,252      --       93,778    89.1      1,636,656   19.59      72,300

                        Total Leased GLA       Available GLA to be                      Annualized  Average    Annual
                   ---------------------------    GLA      Built   Total GLA Percentage    Base    Base Rent Percentage
  Property Name    Anchor(1) Pad(2)   Shop(3)  (sq. ft.) (sq. ft.) (sq. ft.) leased(4)   Rent(5)    psf(6)    Rent(7)
  -------------    --------- ------- --------- --------- --------- --------- ---------- ---------- --------- ----------
Fullerton Town
 Center..........    177,653  19,722    60,510   20,762      --      278,647    92.5     3,918,186   15.19        --
Gardena Gateway
 Center..........     41,300   5,062    18,225    1,400      --       65,987    97.9       978,481   15.15     28,244
Huntington
 Center..........    105,879   4,365       --       --       --      110,244   100.0     1,285,121   11.66        --
Kenneth Hahn
 Plaza...........     97,186  11,798    41,325   12,356    2,800     165,465    92.4     1,431,865    9.35        --
La Verne Towne
 Center..........    158,860   1,940    46,203   24,140      --      231,143    89.6     1,210,250    5.85      1,230
Lakewood Plaza...     93,342   4,365    15,804      --       --      113,511   100.0     1,267,897   11.17        --
Loma Square......     96,514     --    107,370    6,820      --      210,704    96.8     2,705,831   13.27        --
Montebello Town
 Square..........    210,533   7,879    25,167    6,859      --      250,438    97.3     2,716,149   11.15        --
Mountain Square
 Shopping Center.    186,036     --     47,619   39,625      --      273,280    85.5     2,911,461   12.46     18,900
North County
 Plaza...........     43,610  28,720    71,170    9,825    8,500     161,825    93.6     2,071,890   14.44        --
Parkway Place....     91,127  12,917    13,756    2,660      --      120,460    97.8     1,228,084   10.43     10,198
Pomona Gateway
 Center..........     96,418   6,487     2,492    3,490      --      108,887    96.8       937,467    8.89        --
San Fernando
 Mission Plaza...     50,508   2,293    14,391      --       --       67,192   100.0       898,979   13.38        --
Torrance
 Promenade.......    211,883  20,496    30,849      --       --      263,228   100.0     4,076,086   15.49        --
Vermont-Slauson
 Shopping Center.    142,411   3,720    23,613      --       --      169,744   100.0       977,447    5.76        --
Vineyards
 Marketplace.....     21,415     --     30,116    4,504   14,188      70,223    92.0       761,907   14.79        --
                   --------- ------- ---------  -------   ------   ---------            ----------   -----    -------
 Subtotal
  Southern
  California.....  2,733,760 346,842   837,461  338,673   42,133   4,298,869    92.0    46,741,018   11.92    375,320
                   --------- ------- ---------  -------   ------   ---------            ----------   -----    -------
Southwest
Charleston Plaza.    153,131   9,226    43,212   17,025      --      222,594    92.4     2,126,442   10.34        --
Kyrene Village
 Shopping Center.     95,957   5,120    57,902    2,195      --      161,174    98.6     1,162,944    7.32        --
North Mountain
 Village.........     41,215     --     53,164      --       --       94,379   100.0       863,450    9.15        --
Southern Palms
 Center..........     28,000  20,025   126,046   80,792      --      254,863    68.3     1,608,805    9.24     18,300
Sunrise Place
 Center..........    103,025   5,100    28,694    7,180      --      143,999    95.0       813,912    5.95        --
                   --------- ------- ---------  -------   ------   ---------            ----------   -----    -------
 Subtotal
  Southwest......    421,328  39,471   309,018  107,192      --      877,009    87.8     6,575,553    8.54     18,300
                   --------- ------- ---------  -------   ------   ---------            ----------   -----    -------
 TOTAL COMMUNITY
  SHOPPING
  CENTERS........  4,520,719 501,553 2,225,012  640,120   68,133   7,955,537    91.9    81,692,156   11.26    956,447
                   --------- ------- ---------  -------   ------   ---------            ----------   -----    -------
REGIONAL MALLS
Baldwin Hills
 Crenshaw Plaza..    141,554  29,610   155,948   32,492      --      359,604    91.0     5,846,519   17.87    118,621
Media City
 Center..........    467,961  48,984   226,410   75,050      --      818,405    90.8    11,456,397   15.41    135,610
                   --------- ------- ---------  -------   ------   ---------            ----------   -----    -------
 TOTAL REGIONAL
  MALLS..........    609,515  78,594   382,358  107,542      --    1,178,009    90.9    17,302,916   16.16    254,231
                   --------- ------- ---------  -------   ------   ---------            ----------   -----    -------

                        Total Leased GLA          Available GLA to be                                      Average    Annual
                   -----------------------------     GLA      Built   Total GLA   Percentage  Annualized  Base Rent Percentage
  Property Name    Anchor(1)  Pad(2)    Shop(3)   (sq. ft.) (sq. ft.) (sq. ft.)   leased(4)  Base Rent(5)  psf(6)    Rent(7)
  -------------    ---------  -------  ---------  --------- --------- ----------  ---------- ------------ --------- ----------
SINGLE TENANT
FACILITIES
Home Base--
Glendora.........    107,165      --         --        --       --       107,165    100.0         870,180    8.12          --
Kmart--Phoenix
AZ...............    104,204      --         --        --       --       104,204    100.0         551,576    5.29          --
Kmart--Banning
CA...............     86,479      --         --        --       --        86,479    100.0         457,744    5.29          --
Kmart--El Centro
CA...............     86,479      --         --        --       --        86,479    100.0         507,915    5.87          --
Kmart--Los Banos
CA...............     86,479      --         --        --       --        86,479    100.0         365,373    4.22          --
Kmart--Madera CA.     86,479      --         --        --       --        86,479    100.0         415,951    4.81          --
Kmart--Rocklin
CA...............     86,479      --         --        --       --        86,479    100.0         411,132    4.75          --
Oracle Road......    102,400      --         --        --       --       102,400    100.0         537,600    5.25          --
Vons--Escondido
CA...............     36,800      --         --        --       --        36,800    100.0         312,800    8.50          --
Vons--Simi Valley
CA...............    102,400      --         --        --       --       102,400    100.0         907,959    8.87          --
Sam's Club--
Downey CA........    110,822    3,900        --        --       --       114,722    100.0         731,811    6.38      137,800
Sam's Club--
Fountain Valley
CA...............    110,784    8,342        --        --       --       119,126    100.0       1,058,990    8.89      177,300
                   ---------  -------  ---------   -------   ------   ----------             ------------  ------   ----------
 TOTAL SINGLE
 TENANT
 FACILITIES......  1,106,970   12,242        --        --       --     1,119,212    100.0       7,129,031    6.37      315,100
                   ---------  -------  ---------   -------   ------   ----------             ------------  ------   ----------
 TOTAL ALL
 PROPERTIES......  6,237,204  592,389  2,607,370   747,662   68,133   10,252,758     92.7    $106,124,103  $11.23   $1,525,778
                   =========  =======  =========   =======   ======   ==========             ============  ======   ==========
PERCENT OF TOTAL
GLA..............      60.83%    5.78%     25.43%     7.29%    0.67%      100.00%
                   =========  =======  =========   =======   ======   ==========

----
(1) Anchor tenants are defined as those retail tenants occupying more than 25,000 square feet of GLA, 10% of a Property's aggregate GLA, or which represent a significant drawing power for the Property.
(2)  "Pad" tenants means freestanding single tenants.
(3)  Includes certain office space.
(4)  Based upon Total GLA, excluding GLA to be built.
(5) Total annualized base rents of the Company for leases signed as of December 31, 1998, excluding (i) percentage rents, (ii) additional amounts payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements and (iii) future contractual rent escalations or cost of living increases.
(6) Calculated as total annualized base rent divided by GLA actually leased as of December 31, 1998.
(7)  Annual percentage rent reported during 1998.

  The following table sets forth, as of December 31, 1998, square footage of GLA leased to national, regional and local retail tenants and the annualized base rent generated from such:

                                                            Average
                                               %of Total  Annual Base Percent of
                                   Annualized  Annualized  Rent Per     Total
Type of Tenant                     Base Rent   Base Rent  Square Foot Leased GLA
--------------                    ------------ ---------- ----------- ----------
National(1)...................... $ 73,211,629    68.99%    $10.44       73.40%
Regional(2)......................    9,560,399     9.01%     11.21        9.00%
Local(3).........................   23,352,075    22.00%     14.76       17.60%
                                  ------------   ------                 ------
                                  $106,124,103   100.00%    $11.23      100.00%
                                  ============   ======                 ======

--------
(1) National tenant refers to a business operating in three or more metropolitan areas located in at least three separate states.
(2) Regional tenant refers to a business operating in more than one metropolitan area in one or two states. Includes financial institutions.
(3) Local tenant refers to a business operating in only one metropolitan area.

  The following table sets forth, as of December 31, 1998 the annualized base rent of all of the Properties, the percentage of annualized base rent, the average rent per square foot and the percentage leased, broken down by type of tenant:

                                                               Average
                                                  %of Total  Annual Base
                                      Annualized  Annualized  Rent Per   Percent
Type of Space                         Base Rent   Base Rent  Square Foot Leased
-------------                        ------------ ---------- ----------- -------
Anchor.............................. $ 55,461,349    52.26%    $ 8.89     96.83%
Pad.................................    8,902,290     8.39%     15.03     88.06%
Shop................................   41,760,464    39.35%     15.99     84.92%
                                     ------------   ------
  TOTAL............................. $106,124,103   100.00%    $11.23     92.70%
                                     ============   ======

Tenant Concentration

  The following table sets forth, as of December 31, 1998, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the Properties:

                                                 Percentage
                                                  of Total    Total   Percentage
                            Number   Annualized  Annualized  Tenant    of Total
    Retail Tenant(1)       of Stores  Base Rent  Base Rent     GLA       GLA
    ----------------       --------- ----------- ---------- --------- ----------
AMC Theatres.............       6    $ 5,907,780    5.57%     259,842    2.55%
Safeway/Vons.............       9      4,541,856    4.28%     533,019    5.23%
SAM's Club/Wal-Mart
 Stores..................       3      3,138,834    2.96%     321,525    3.16%
Lucky Stores, Inc........       5      3,081,453    2.90%     308,170    3.03%
Kmart Group..............       7      2,927,871    2.76%     619,103    6.08%
Toys "R' Us..............       6      2,593,180    2.44%     236,091    2.32%
TJX......................       9      1,959,110    1.85%     247,614    2.43%
Home Depot...............       2      1,875,930    1.77%     200,549    1.97%
Sears Roebuck & Co.......       5      1,797,587    1.69%     320,722    3.15%
Fred Meyers
 (Ralphs/FFL/QFC)........       5      1,650,745    1.56%     196,674    1.93%
Home Base................       2      1,645,570    1.55%     212,572    2.09%
Office Depot.............       5      1,523,537    1.44%     124,841    1.23%
Barnes & Noble...........       4      1,465,822    1.38%      70,276    0.69%
Ross Stores, Inc. .......       6      1,381,171    1.30%     170,012    1.67%
Payless ShoeSource, Inc..      18      1,326,065    1.25%      61,527    0.60%
Magic Johnson Theatres...       1      1,288,210    1.21%      67,579    0.66%
The Limited..............       8      1,169,530    1.10%      63,457    0.62%
Dayton Hudson
 (Mervyn's/Target).......       3      1,131,500    1.07%     261,938    2.57%
Staples..................       4      1,105,729    1.04%      94,159    0.92%
                              ---    -----------   -----    ---------   -----
  TOTAL..................     108    $41,511,480   39.12%   4,369,670   42.90%
                              ===    ===========   =====    =========   =====

--------
(1) Excludes non-owned Anchors.

Tenant Lease Expirations and Renewals

  The following table sets forth, as of December 31, 1998, tenant lease expirations for the next ten years at the Properties, assuming that no tenants exercise renewal options:

                                   Approx.                    Average Base     Percent of
                                   GLA of                       Rent Per      Total Leased
                          No. of  Expiring   Annualized Base   Square Foot   Square Footage
                          Leases    Leases       Rent of          Under      Represented by
Lease Expiration Year    Expiring (Sq. Ft.)  Expiring Leases Expiring Leases Expiring Leases
---------------------    -------- ---------  --------------- --------------- ---------------
Month-to-Month..........    152     286,614   $  3,499,557       $12.21            3.04%
1999....................    193     427,087      6,444,743        15.09            4.53
2000....................    186     575,140      7,902,424        13.74            6.09
2001....................    228     773,008      9,964,073        12.89            8.19
2002....................    177     717,842      9,152,486        12.75            7.61
2003....................    124     569,375      6,485,181        11.39            6.03
2004....................     64     665,175      6,505,412         9.78            7.05
2005....................     41     393,388      5,283,201        13.43            4.17
2006....................     47     331,741      4,796,975        14.46            3.52
2007....................     42     398,602      4,862,944        12.20            4.22
2008....................     30     493,284      5,342,266        10.83            5.23
Thereafter..............    118   3,805,707     35,884,841         9.38           40.33
                          -----   ---------   ------------                       ------
  TOTAL.................  1,402   9,436,963   $106,124,103       $11.23          100.00%
                          =====   =========   ============                       ======

Debt Secured by Properties

  The following table summarizes the outstanding indebtedness secured by the Company's Properties as of December 31, 1998 (in thousands):

                                                             Interest     Maturity
          Lender                       Property                Rate         Date   Balance
          ------                       --------            -------------  -------- --------
 Mortgage Loans:
 Connecticut General Life
  Insurance Company......   Gresham Town Fair                  7.500%     04/01/99 $  9,442
 The Prudential Insurance
  Company of America.....   Loma Square                        9.310%     08/15/99   18,881
 Massachusetts Mutual
  Life Insurance Company.   Fire Mountain Center              10.250%     10/01/99    7,383
 The Travelers Insurance
  Company................   Home Base--Glendora                9.500%     10/01/99    6,058
 Metropolitan Life
  Insurance Company......   Vons--Escondido                    9.300%     11/01/99    2,686
 Principal Mutual Life
  Insurance Company......   North Mountain Village             8.250%     05/01/01    8,234
 Aid Association for
  Lutherans..............   Gardena Gateway Center            10.050%     02/15/02    6,641
 Metropolitan Life
  Insurance Company......   Date Palm Center                  10.450%     07/31/02    9,391
 The Travelers Insurance
  Company................   North County Plaza                10.375%     01/31/03   15,890
 Sun Life Assurance
  Company of Canada......   Fairwood Shopping Center           8.375%     02/01/04    7,458
 Aetna Life Insurance
  Company................   Covina Town Square                 9.600%     09/01/04   17,807
 Nomura Asset Capital
  Corporation (3)........   Tranche A                          8.938%     04/01/05   22,377
 DLJ Mortgage Acceptance
  Corp...................   Charleston Plaza                   8.050%     01/01/06   15,415
 Teachers Insurance and
  Annuity Association
  of America.............   Pavilions Centre                   7.440%     08/01/06   24,542
 Column Financial, Inc...   Mineral King Plaza                 9.680%     08/01/06    3,761
 Eastrich #79 Corporation
  (AEW) (1)..............   Loan #1                           11.450%     10/15/06   29,607
 Eastrich #79 Corporation
  (AEW) (2)..............   Loan #2                           10.900%     10/15/06    9,538
 Nomura Asset Capital
  Corporation (3)........   Tranche B                          9.000%     04/01/10   33,236
 Aid Association for
  Lutherans..............   Westgate North Shopping Center     8.300%     04/01/14    6,066
                                                                                   --------
 Total Mortgage Loans
  Payable................                                      9.321%(6)            254,413
                                                                                   --------
 CRA--Certificates of
  Participation, Series
  1985...................   Baldwin Hills Crenshaw Plaza       5.11%      12/01/14   30,000
 CDC--Certificates of
  Participation, Series
  1985...................   Kenneth Hahn Plaza                 5.11%      12/01/15    6,000
 Secured Line of Credit--
  Chase Manhattan Bank
  (4)....................                                  LIBOR+1-1.375% 12/31/00  200,895
                                                                                   --------
 Total secured debt(5)...                                                          $491,308
                                                                                   ========

--------
(1) Secured by KMart--Rocklin, KMart--El Centro, KMart--Banning, KMart--Los Banos, KMart--Madera, KMart--Phoenix, Advantage, Huntington Beach, Oracle Road and Simi Valley. Crosscollateralized with AEW Loan 2.

(2) Secured by Lakewood, Sam's Club--Downey, and Parkway Place,
    Crosscollateralized with AEW Loan 1.

(3) Secured by San Fernando Mission, Rosedale, Country Fair, Fullerton, La Verne, and Sam's Club--Fountain Valley.

(4) Secured by Media City Center, Montebello Town Square, The City Center, Medford Shopping Center, Empire Center, Ross Center, Pacific Linen, Vancouver Park Place, Sunrise Place, Marshalls Plaza, Ross Plaza-- Silverdale, Covington, Vineyards Marketplace, Frontier Village, Rheem Valley, Sixth Avenue, Madera Market Place, SouthPointe Plaza, Kyrene VIllage and Torrance Promenade.

(5) Excludes $6.1 million in Community Facility District Bonds at Empire
    Center.

(6) Weighted average interest rate on mortgage debt.

  Aggregate future principal payments by year on the balance of mortgage indebtedness as of December 31, 1998 is as follows (in thousands):

                                               Scheduled
                                              Amortization Scheduled
   Year                                         Payments   Maturities    Total
   ----                                       ------------ ----------   --------
   1999......................................   $ 4,661     $ 43,780    $ 48,441
   2000......................................     4,372      200,895(1)  205,267
   2001......................................     4,778        8,105      12,883
   2002......................................     5,077        8,842      13,919
   2003......................................     4,779       14,434      19,213
   2004......................................     4,685       22,625      27,310
   2005......................................     4,380       20,953      25,333
   2006......................................     3,329       59,780      63,109
   2007......................................     1,107          --        1,107
   2008......................................     1,199          --        1,199
   Thereafter................................     9,140       64,387      73,527
                                                -------     --------    --------
     Total...................................   $47,507     $443,801    $491,308
                                                =======     ========    ========

--------
(1) Amount represents balance outstanding on the secured line of credit which is due on December 31, 2000.

Other Assets of the Company

  The Company's interest in Media City Center (Burbank, California) includes an interest in two promissory notes issued by the Redevelopment Burbank Agency of the City of Burbank (the "Burbank Agency") which mature on February 1, 2016. The first note, which is nonrecourse to the Burbank Agency, is unsecured and was issued by the Burbank Agency on November 15, 1989 with an $18.5 million principal amount and bears interest at 9.25% per annum. On each semi-annual payment date the Burbank Agency is required to make payments on the note to the extent of 70% of the real property tax increment generated by Media City Center, with certain exceptions. The second note is secured by certain tax revenues and was issued by the Burbank Agency on December 6, 1990 with a $33 million initial principal amount and bears interest at 9.25% per annum. The note is nonrecourse to the Burbank Agency but is secured by certain real property tax increments generated by the property as well as certain sales and use taxes generated by the property. On each semi-annual payment date the Burbank Agency is required to make payments on the note only to the extent of such tax items, less rent paid by Macy's (formerly Bullock's). Any amount which accrues under the notes that is not required to be paid is added to the principal amount of such notes. Any principal or interest due on either of the notes which has not been paid (due to the permitted reductions and limitation on payments described above) as of their respective maturity dates will be forgiven, and it is not likely that the full face amount of the notes and the interest thereon will be paid by such maturity dates. During the years ended December 31, 1998, 1997 and 1996, the Company recognized income of approximately $2,633,000, $2,656,000 and $2,797,000, respectively, pursuant to the terms of such agency note agreements.

  Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton and Chino, other income was recognized for the years ended December 31, 1998, 1997 and 1996 from Fullerton Town Center of $52,000, $48,000, and $57,000 respectively, and Country Fair Shopping Center of $146,000, $147,000 and $146,000 respectively. Such commitments expire in 2013 and 2001 for Fullerton and Chino, respectively, and any balance owing to the Company at expiration will be forgiven and discharged.

  Such commitments have not been recorded as assets in the Company's financial statements as they are contingent in nature.

Environmental And Other Regulatory Requirements

  Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its properties. Such laws may impose such liability without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal, or remediation of such substances may be substantial and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of properties, the Company may be potentially liable under such laws and may incur costs in responding to such liabilities. No assurance can be given that any existing environmental studies with respect to any of the Properties will reveal all environmental liabilities, that any prior owner or tenant of a Property did not create any material environmental condition not known to the Company, that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise exist as to any one or more Properties.

  Pursuant to an Environmental Indemnity Agreement, as modified by the Separation Agreement, the transferors of eight of the 36 properties acquired at the time of the Company's formation in December 1993 (the "Original Properties") have agreed to provide certain indemnities to the Company for environmental liabilities that may arise with respect to any contamination on or affecting the condition of the Original Properties which was known as of December 27, 1993 or which becomes known after December 27, 1993 as a result of additional environmental testing commenced prior to December 27, 1993. Pursuant to the transfer documents with respect to Rosedale Village, Gresham Town Fair, Medford Center and LaVerne Towne Center (the "1994 Acquisition Properties"), the transferors of such properties provided certain indemnities with respect to environmental liabilities to the Company. Because responsibility for such matters is being retained by the transferors no liabilities have been recorded in the financial statements of the Company with respect to such matters. For the Properties acquired during 1998 and 1997 where the Company's due diligence identified existing or potential environmental contamination, the Company either obtained indemnifications from the sellers or had remediation work paid for by the seller. For all other Properties acquired, based on the Company's due diligence, the Company does not believe that it has exposure to material environmental clean up cost.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1998, no matters were submitted for a vote of stockholders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CTA." At February 28, 1999, the Company had approximately 177 stockholders of record and approximately 6,000 beneficial owners. The following table sets forth quarterly high and low sales prices of the Common Stock and the dividends paid by the Company with respect to each period.

                                                                       Dividends
                                                                       Declared
   Three months ended:                                  High     Low   Per Share
   -------------------                                  ----     ---   ---------
    December 31, 1998................................. $12.938 $ 9.500   $0.36
    September 30, 1998................................  15.750  10.813    0.36
    June 30, 1998.....................................  17.000  13.750    0.36
    March 31, 1998....................................  18.000  16.250    0.36
    December 31, 1997.................................  18.250  15.500    0.36
    September 30, 1997................................  16.875  15.250    0.36
    June 30, 1997.....................................  16.250  13.000    0.36
    March 31, 1997....................................  16.000  13.750    0.36

  Distributions included a return of capital component of approximately 82.5%, 72% and 76%, for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, 1998 distributions included a 5.3% capital gain return. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, its financial condition and such other factors as the Board of Directors deems relevant. The historical return of capital component of the Company's distributions is not indicative of the return of capital component of future distributions, which may be lower than previous years. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code, the Company is required to make distributions to holders of its shares which will be at least 95% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Code.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the Company. The following data should be read in conjunction with management's discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                                        Year ended December 31
                            ---------------------------------------------------
                               1998       1997       1996      1995      1994
                            ----------  ---------  --------  --------  --------
                              (In thousands, except per share & property
                                                 data)
Statements of Operations
 Data:
Total revenues............  $  130,495  $  88,961  $ 87,719  $ 81,323  $ 73,199
                            ----------  ---------  --------  --------  --------
Expenses:
  Interest................      48,385     36,083    35,516    32,304    27,952
  Property operating
   costs..................      40,500     27,720    27,780    28,379    23,395
  Depreciation and
   amortization...........      24,313     18,333    17,118    20,018    18,695
  Writedown of Asset Held
   for Sale...............      21,685        --        --        --        --
  Non-recurring items.....         --       9,355     9,044       --        --
  General and
   administrative.........       5,835      2,941     2,917     3,014     1,164
                            ----------  ---------  --------  --------  --------
Total expenses............     140,718     94,432    92,375    83,715    71,206
                            ----------  ---------  --------  --------  --------
Loss before other items...     (10,223)    (5,471)   (4,656)   (2,392)    1,993
Equity in income of
 management company.......         --          19       --          4       137
Gain on Sale of Rental
 Properties...............       1,055        --      2,406       --        --
Minority interests........       1,055      1,229       245       (20)     (460)
Extraordinary items.......         --        (422)      --        --        --
                            ----------  ---------  --------  --------  --------
Net (loss) income.........  $   (8,113) $  (4,645) $ (2,005) $ (2,408) $  1,670
                            ==========  =========  ========  ========  ========
Net (loss) income per
 share, basic.............  $    (0.38) $   (0.35) $  (0.17) $  (0.20) $   0.14
                            ==========  =========  ========  ========  ========
Dividends per share.......  $     1.44  $    1.44  $   1.44  $   1.44  $   1.44
                            ==========  =========  ========  ========  ========
Weighted average shares of
 common stock outstanding.      21,519     13,312    12,024    11,964    11,678
                            ==========  =========  ========  ========  ========
Number of operating
 Properties (at end of
 period)..................          63         46        38        40        40
Gross Leasable Area owned
 (sq. ft.)
 (at end of period) ......      10,185      7,217     6,570     6,740     6,450
                                          As of December 31,
                            ---------------------------------------------------
                               1998       1997       1996      1995      1994
                            ----------  ---------  --------  --------  --------
Balance Sheet Data:
Rental Properties before
 accumulated depreciation.  $1,074,629  $ 783,279  $659,565  $653,058  $618,427
Total assets..............     987,021    710,713   594,876   605,777   590,030
Total debt and other
 liabilities..............     697,419    519,441   434,603   421,561   385,258
Minority interests........      49,231     41,433    43,647    16,765    18,433
Redeemable Common Stock...       9,903      8,385       --        --        --
Stockholders' equity......     230,468    141,454   116,626   167,451   186,339
                                        Year ended December 31
                            ---------------------------------------------------
                               1998       1997       1996      1995      1994
                            ----------  ---------  --------  --------  --------
Other Data:
Funds from Operations(1):
  Basic...................  $   36,301  $  21,924  $ 20,893  $ 17,075  $ 20,249
  Diluted.................      50,169     35,793    34,765    30,943    34,230
Cash Flows From:
  Operating Activities....  $   32,528  $  19,559  $ 22,414  $ 19,910  $ 21,387
  Investing Activities....    (219,430)  (110,192)  (20,522)  (32,075)  (44,553)
  Financing Activities....     189,925     88,305       362    11,326    19,978

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

  The following discussion of Financial Condition and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company's ability to obtain these results, including (a) the inability to lease currently vacant space in the Company's properties; (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) decisions by tenants, and anchor retailers who own their own space, to close stores at the Company's properties; (e) increases in certain operating costs at the Company's properties; (f) decreases in rental rates available from tenants leasing space at the Company's properties; (g) unavailability of financing for acquisition, development and redevelopment of properties by the Company; (h) increases in interest rates; (i) ability to dispose of properties; (j) environmental issues; (k) governmental compliance issues and (l) a general economic downturn resulting in lower retail sales and, in turn, store closures, rent delinquencies, reduced percentage rents and other downward pressure on occupancies and rents at retail properties.

Results of Operations

 Comparison of the year ended December 31, 1998 to the year ended December 31, 1997.

  Total revenues increased by $41.5 million to $130.5 million for the year ended December 31, 1998 from $89.0 million for the year ended December 31, 1997. The increase was primarily a result of the acquisition of 19 properties during 1998 and 8 properties in the latter part of 1997. The acquired properties account for $36.9 million of the increase. Covina Town Square and Medford Center, properties where the Company opened new theaters in early 1998 and late 1997, respectively, accounted for $3.8 million of the remaining difference. The balance of the increase came from growth from the existing portfolio.

  Interest expense increased by $12.3 million to $48.4 million for the year ended December 31, 1998 from $36.1 million for the year ended December 31, 1997. The increase is principally a function of borrowings on the Company's line of credit which increased $92.2 million and the assumption of $96.0 million in mortgage debt. The principal purpose of such debt was to finance acquisitions.

  Property operating costs increased $12.8 million from $27.7 million for the year ended December 31, 1997 to $40.5 million for the year ended December 31, 1998. The acquired properties referred to above accounted for $8.7 million of the increase over the prior year. $2.5 million of the increase relates to increases at Medford Center and Covina Town Center as well as increased operating costs at the Company's two regional malls.

  Depreciation and amortization expense increased by $6.0 million to $24.3 million for the year ended December 31, 1998 from $18.3 million for the year ended December 31, 1997. This increase was a result of an overall increase in rental properties.

  General and administrative costs increased $2.9 million from $2.9 million for the year ended December 31, 1997 to $5.8 million for the year ended December 31, 1998. During 1998, the Emerging Issues Task Force issued EITF 97-11, "Accounting for Internal Costs Related to Real Estate Property Acquisitions," which prohibits the capitalization of internal costs associated with the acquisition of properties. This ruling, along with costs related to abandoned acquisitions, accounted for $1.5 million of the increase. The balance of the increase was principally a result of the additional staffing required to accommodate the growth within the Company.

  As of December 31, 1998, the Company recorded a writedown of an asset held for sale of $21.7 million. The write down resulted from the Company's decision to sell Empire Center, located in Fontana, California. The Company expects to complete the sale of this asset in 1999 and therefore the property was written down to its fair market value, less estimated closing costs.

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

  During 1998, the Company sold a single tenant facility for a net gain on sale of $1.1 million.

  During 1997, the Company incurred an extraordinary loss on the early extinguishment of debt of $422,000 related to the write-off of unamortized deferred financing costs.

  Loss before other items increase by $4.7 million from $5.5 million at December 31, 1997 to $10.2 million at December 31, 1998.

 Comparison of the year ended December 31, 1997, to the year ended December 31, 1996.

  Operating revenues increased by $1.3 million to $89.0 million for the year ended December 31, 1997 from $87.7 million for the year ended December 31, 1996. The increase was primarily a result of the acquisition of eight properties during the third and fourth quarters of 1997. These increases were partially offset by the loss of revenue at the former Sears store at Covina Town Square and the loss of revenue resulting from the closure of the IKEA Store at Empire Center.

  Interest expense increased by $0.6 million from $35.5 million for the year ended December 31, 1996 to $36.1 million for the year ended December 31, 1997. The increase is principally a function of borrowings on the Company's line of credit to finance its recent acquisitions.

  Property operating costs were consistent from December 31, 1997 to 1996 decreasing from $27.8 million to $27.7 million. Increases related to acquisitions were offset by decreases resulting from two properties undergoing redevelopment.

  Depreciation and amortization expense increased by $1.2 million from $17.1 million for the year ended December 31, 1996 to $18.3 million for the year ended December 31, 1997. This increase was a result of an overall increase in investment in rental properties.

  During the fourth quarter of 1997, the Company recorded a $9.4 million charge related to the Separation Agreement. This consists of $2.7 million in cash payment made in January 1998, vesting of outstanding stock options and restricted stock grants, granting and vesting of previously committed restricted stock awards and the value attributed to the Company's agreement to repurchase, or cause to have repurchased, substantially all of the Haagen Family's ownership in the Company at a minimum price of $17 per share.

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

  Loss before other items increased by $0.8 million from $4.7 million for the year ended December 31, 1996 to $5.5 million for the year ended December 31, 1997 for the reasons stated above.

 Selected Property Financial Information

  Net Operating Income (defined as operating revenues less property operating costs) for the Company's properties was as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
   Stabilized Properties:
     Regional Malls..................................... $17,156 $17,074 $16,407
     Community Centers..................................  65,379  36,200  35,681
     Single Tenants.....................................   7,000   7,624   7,583
   Other Income.........................................     460     343     268
                                                         ------- ------- -------
   Net Operating Income................................. $89,995 $61,241 $59,939
                                                         ======= ======= =======

  The following summarizes the percentage of leased GLA (excluding non-owned
GLA) as of:

                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
   Retail Properties:
     Regional Malls......................     90.9%        91.3%        92.5%
     Community Centers...................     91.9         93.8         93.0
     Single Tenants......................    100.0        100.0        100.0
   Aggregate Portfolio...................     92.7         94.6         95.8

  During 1998 the Company signed leases for approximately 340,000 square feet and renewed approximately 196,000 square feet of community centers leases at rates approximately 4.0% higher than previous rates. Such signed leases resulted in an increase in the overall rent per square foot of the Company's portfolio to $11.23 per square foot at December 31, 1998 from $10.96 per square foot at December 31, 1997.

Liquidity Sources and Requirements

  The Company intends to meet its short term cash requirements from cash generated from operations. The Company anticipates that revenues generated from the Company's real estate will be sufficient to cover operating expenses, debt service requirements and dividends to shareholders.

  In December 1997, the Operating Partnership entered into a new revolving line of credit with a maximum borrowing limit of $250 million (the "Credit Facility"). The Credit Facility will primarily provide continued funding for the Company's acquisitions, stock repurchase program and redevelopment activities. The Credit Facility expires in December 2000. At February 28, 1999, outstanding borrowings on the Credit Facility were approximately $186.0 million, with an additional $4.8 million having been utilized to provide letters of credit.

  To the extent that borrowings under the Credit Facility are less than the outstanding commitment from LFREI the interest rate on such portion will be London Inter-Bank Offering Rate ("LIBOR") plus 100 basis points. To the extent the borrowings are in excess of the outstanding LFREI commitment such excess will bear interest at LIBOR plus 137.5 basis points.

  As of December 31, 1998, the Company had sold 13,406,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $201.1 million. The Company will sell the remaining 2,260,232 shares to LFREI for proceeds of $33.9 million on or prior to May 19, 1999.

  Mortgage loans maturing of $43.8 million in 1999 and $8.1 million in 2001, as well as significant amounts due from 2002 to 2015, may require refinancing. Additionally, the Company's secured line of credit is due in 2000 and the convertible debentures of $138.6 million and exchangeable debentures of $30.0 million are due in

2001 and 2003, respectively. The Company believes, based on the collateral available within the Properties, that it will be able to effect such refinancings.

  The Company anticipates continuing to execute its Stock Repurchase program, acquisition and redevelopment strategy during the next 12 months. The Company believes that such activities will be funded from the LFREI Equity Commitment, the Company's Credit Facility, future debt refinancings and financings, and the disposition of certain non-strategic assets. The Company also expects that these proceeds will be used to fund the Haagen Obligation of $58.8 million.

Funds from Operations

  The Company considers Funds From Operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO is defined, as outlined in the March 1995 white paper, by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization, excluding non-real estate assets, less gains on sales of properties. Additionally, the definition also permits FFO to be adjusted for significant non-recurring items.

  The Company computes FFO on both a basic and a diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Net Loss...........................................  $(8,113) $(4,645) $(2,005)
Adjustments to reconcile net loss to funds from
 operations:
Depreciation and Amortization:
  Buildings and improvements.......................   15,980   12,161   11,615
  Tenant improvements and allowances...............    5,768    4,635    4,284
  Leasing costs....................................    2,407    1,451    1,163
Gain on Sale of Asset..............................   (1,055)     --    (2,406)
Write down of Asset Held for Sale..................   21,685      --       --
Non-recurring charges, net.........................      --     9,355    9,044
Minority Interests.................................   (1,634)  (1,810)    (802)
Extraordinary Loss on Early Extinguishment of Debt.      --       422      --
Other..............................................    1,263      355      --
                                                     -------  -------  -------
Funds from Operations, basic.......................   36,301   21,924   20,893
Debenture interest expense.........................   12,568   12,569   12,573
Amortization of debenture financing costs..........    1,300    1,300    1,299
                                                     -------  -------  -------
Funds from Operations, diluted.....................  $50,169  $35,793  $34,765
                                                     =======  =======  =======

  Funds from operations, on a basic basis, increased to $36.3 million for the year ended December 31, 1998, as compared to $21.9 million for the same period in 1997. On a diluted basis, assuming conversion of the debentures and other common stock equivalents, funds from operations increased to $50.2 million from $35.8 million. The increase in funds from operations is principally a function of acquisitions made during 1998 and the latter part of 1997. During 1998 and 1997, the Company recorded a writedown on assets held for sale of $21.7 million and non-recurring charges of $9.4 million, respectively. The 1997 charge related to the retirement of the Haagen Family while the 1998 charge relates to the estimated loss on the pending sale of Empire Center. Such items were not included in the computation of FFO as the Company considers them to be significant non-recurring events that if deducted would materially distort the comparative measurement of Company performance.

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

Cash Flows

  Net cash provided by operations for the year ended December 31, 1998 was $32.5 million compared to $19.6 million for the prior year, an increase of $12.9 million. The principal reason for the increase in net cash from operations is the properties acquired during 1998, as discussed in Results of Operations above.

  Net cash used by investing activities increased by $109.2 million to $219.4 million from $110.2 million for the prior year. The increase is a direct result of the acquisitions made during 1998 of $309.9 million. In addition to cash, the Company also assumed mortgage debt and issued OP units in connection with certain of its acquisitions. Net cash provided by financing activities was $189.9 million for the year ended December 31, 1998, an increase of $101.6 million from the prior year. This increase includes $141 million in proceeds from the sale of common stock to LFREI. In addition, the Company increased by $92.2 million, the amount outstanding on its secured line of Credit.

  Net cash provided by operations for the year ended December 31, 1997 was $19.6 million compared to $22.4 million for the prior year. The principal reasons for the decrease in net cash from operations are discussed in Results of Operations above.

  Net cash used by investing activities increased by $89.7 million to $110.2 million from $20.5 million for the prior year. The increase is a direct result of the acquisitions made during 1997 of $91.4 million. Net cash provided by financing activities was $88.3 million for the year ended December 31, 1997, an increase of $87.9 million from the prior year. This increase includes $58.7 million in proceeds from the sale of common stock to LFREI. In addition, the Company drew an additional $44 million against its secured line of Credit. These increases were offset by increased restricted cash requirements, the costs of obtaining both equity and debt financing and an increase in dividends and distributions as a result of the issuance of common stock and OP units.

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

Adoption of Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for financial statements issued for fiscal years beginning after June 15, 1999. The Company has not yet analyzed the impact of adopting this statement.

  In March 1998, the Emerging Issues Task Force issued EITF 97-11, "Accounting for Internal Costs Related to Real Estate Property Acquisitions." As a result, the Company no longer capitalizes internal costs incurred in connection with its real estate acquisitions. This change resulted in an increase in general and administrative costs in 1998 of $1.5 million.

Year 2000 Compliance

  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process information containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, provide building services or engage in similar normal business activities. In addition, there is a possibility that the Company may be unable to provide an adequate operating environment for some of its tenants due to the failure of building mechanical or security systems. The Company could be subject to litigation for failure to provide and adequate operating environment for its tenants as a result of such Year 2000 related system disruptions. More immediately, the tenants could cease paying rent which could impact the Company's liquidity. There is also a possibility that if any of the Company's major tenants do not become Year 2000 compliant on schedule, such tenant's operations and financial condition could be adversely affected, which may impact the tenant's ability to meet its rent obligations.

  The Company has identified three areas of concern regarding Year 2000 Compliance; (i) internal information technology systems including the Company's network hardware and software; (ii) computer and other operational systems at its properties; and (iii) systems of significant third party vendors and tenants.

  The Company has evaluated its internal information technology systems and has concluded that its most significant systems are currently Year 2000 compliant. The Company will continue to evaluate the readiness of its other less significant systems in order to identify and correct potential Year 2000 issues.

  The Company is also in the process of evaluating computer and other operational systems at its properties that may have embedded microprocessors with potential Year 2000 issues. The potential Year 2000 issues at the properties principally relate to automated utility systems such as heating, ventilation and air conditioning systems and security and safety devices such as lighting systems and alarms. The Company is in the process of identifying the areas and systems that use embedded microprocessors to determine whether any modifications are necessary. The Company expects to make any necessary modifications by the end of the third quarter of 1999.

  The Company places a high degree of reliance on computer systems of third parties such as vendors and tenants. The Company has completed a survey of all third parties with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Company has received statements of compliance from its primary third party vendors and tenants which state that their systems will be in compliance prior to December 31, 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company believes it has viable alternatives for each of its significant vendors.

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

  The Company is in the process of developing contingency plans for its internal information technology systems, its properties and its significant third party vendors in the event that the Company experiences Year 2000 issues. It is anticipated that such plans will be complete in sufficient time prior to December 31, 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR based interest rates as interest on the Company's Credit Facility of $200.9 million is tied to various LIBOR interest rates. The Credit Facility matures December 31, 2000. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $260.5 million of the Company's debt is based on a weighted average fixed rate of 9.321%. As a result, the Company will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incur substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are tied to a general index of AAA rated tax free municipal bonds.

  The following table provides information about the Company's interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of December 31, 1998 (in thousands):

                                                                                             Fair Market
                           1999      2000     2001     2002     2003    Thereafter  Total       Value
                          -------  --------  -------  -------  -------  ---------- --------  -----------
Interest Rate Sensitive
 Liabilities:
 Credit Facility........           $200,895                                        $200,895   $200,895
 Average Interest Rate..             LIBOR+                                          LIBOR+
                                       1.38%                                           1.38%
 Fixed Rate Debt........  $48,441  $  4,372  $12,883  $13,919  $19,213   $161,663  $260,491   $280,378
 Weighted Average
  Interest Rate.........    9.107%    9.321%   8.250%  10.284%  10.375%     9.287%    9.321%
 Tax Exempt
  Certificates..........                                                 $ 36,000  $ 36,000   $ 36,000
 Average Interest Rate..                                                    5.110%    5.110%
                                                                                    497,386

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Center Trust:

  We have audited the accompanying consolidated balance sheets of Center Trust and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at
Item 14.A.2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Deloitte & Touche LLP

Los Angeles, California
March 2, 1999

                                  CENTER TRUST

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                       (in thousands, except share data)

                                                             1998       1997
                                                          ----------  --------
                         ASSETS
                         ------
Rental properties (Notes 2, 3, 4 and 5).................. $1,074,629  $783,279
  Accumulated depreciation and amortization..............   (141,785) (121,202)
                                                          ----------  --------
Rental properties, net...................................    932,844   662,077
Cash and cash equivalents (Note 2).......................      6,636     3,613
Tenant receivables, net (Note 2).........................     13,543     6,017
Other receivables (Note 2)...............................      7,984     7,575
Restricted cash (Note 4).................................      5,437     9,435
Deferred charges, net (Note 2)...........................     18,682    19,759
Other assets.............................................      1,895     2,237
                                                          ----------  --------
    TOTAL................................................ $  987,021  $710,713
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
LIABILITIES:
  Secured Debt (Notes 4 and 10).......................... $  497,386  $313,660
  7 1/2% Convertible subordinated debentures (Notes 5 and
   10)...................................................    138,599   138,599
  7 1/4% Exchangeable subordinated debentures (Notes 5
   and 10)...............................................     30,000    30,000
  Accrued dividends and distributions (Note 7)...........     10,931     7,371
  Accrued interest.......................................      5,873     5,604
  Accounts payable and other accrued expenses (Note 11)..      6,718     8,482
  Accrued construction costs.............................      1,955    10,996
  Tenant security and other deposits.....................      5,957     4,729
                                                          ----------  --------
    Total liabilities....................................    697,419   519,441
                                                          ----------  --------
MINORITY INTERESTS (Notes 1, 2 and 12):
  Operating Partnership (4,978,240 and 4,280,789 units
   issued as of December 31, 1998 and 1997,
   respectively).........................................     47,215  39,685
  Other Minority Interests...............................      2,016     1,748
                                                          ----------  --------
    Total minority interests.............................     49,231    41,433
                                                          ----------  --------
COMMITMENTS AND CONTINGENCIES (Note 12)
REDEEMABLE COMMON STOCK (Note 6):
  590,034 and 510,034 shares outstanding as of December
   31, 1998 and 1997, respectively redeemable on May 25,
   1999 .................................................      9,903     8,385
                                                          ----------  --------
STOCKHOLDERS' EQUITY (Notes 5, 7, and 8):
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 24,756,693 and 15,664,814 shares issued
   and outstanding at December 31, 1998 and 1997,
   respectively).........................................        248       157
  Additional paid-in capital.............................    354,281   223,972
  Accumulated distributions and deficit..................   (124,061)  (82,675)
                                                          ----------  --------
    Total stockholders' equity...........................    230,468   141,454
                                                          ----------  --------
    TOTAL................................................ $  987,021  $710,713
                                                          ==========  ========

                 See Notes to Consolidated Financial Statements

                                  CENTER TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      Three Years Ended December 31, 1998
                    (in thousands, except per share amounts)

                                                      1998     1997     1996
                                                     -------  -------  -------
REVENUES (Note 2):
  Rental revenues................................... $94,756  $64,682  $62,538
  Expense Reimbursements............................  28,909   19,204   19,902
  Percentage rents..................................   1,728      982      771
  Other income (Note 2).............................   5,102    4,093    4,508
                                                     -------  -------  -------
      Total revenues................................ 130,495   88,961   87,719
                                                     -------  -------  -------
EXPENSES:
  Interest (Notes 2, 4 and 5).......................  48,385   36,083   35,516
  Property operating costs:
    Common area.....................................  20,393   13,925   13,587
    Property taxes..................................  12,477    7,663    7,488
    Leasehold rentals (Note 12).....................   1,652    1,634    1,624
    Marketing.......................................     685      529    1,121
    Other operating.................................   5,293    3,969    3,960
  Depreciation and amortization (Note 2)............  24,313   18,333   17,118
  Write down of asset held for sale (Note 3)........  21,685      --       --
  Non-recurring charges (Notes 1 and 11)............     --     9,355    9,044
  General and administrative (Note 11)..............   5,835    2,941    2,917
                                                     -------  -------  -------
      Total expenses................................ 140,718   94,432   92,375
                                                     -------  -------  -------
LOSS BEFORE OTHER ITEMS............................. (10,223)  (5,471)  (4,656)
NET GAIN ON SALE OF RENTAL PROPERTIES...............   1,055      --     2,406
EQUITY IN INCOME OF MANAGEMENT COMPANY (Note 11)....     --        19      --
MINORITY INTERESTS (Note 2):
  Operating Partnership.............................   1,323    1,508      526
  Other Minority Interests..........................    (268)    (279)    (281)
                                                     -------  -------  -------
LOSS BEFORE EXTRAORDINARY ITEM......................  (8,113)  (4,223)  (2,005)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT
 (Note 4)...........................................     --      (422)     --
                                                     -------  -------  -------
NET LOSS............................................ $(8,113) $(4,645) $(2,005)
                                                     =======  =======  =======
BASIC LOSS PER SHARE (Note 2):
  LOSS BEFORE EXTRAORDINARY ITEM.................... $ (0.38) $ (0.32) $ (0.17)
  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT (Note 4).................................     --     (0.03)     --
                                                     -------  -------  -------
  NET LOSS.......................................... $ (0.38) $ (0.35) $ (0.17)
                                                     =======  =======  =======

                See Notes to Consolidated Financial Statements.

                                  CENTER TRUST

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Three Years Ended December 31, 1998
                       (in thousands, except share data)

                             Common Stock
                           ------------------ Additional  Accumulated      Total
                           Number of           Paid-In   Distributions Stockholders'
                             Shares    Amount  Capital    and Deficit     Equity
                           ----------  ------ ---------- ------------- -------------
JANUARY 1, 1996..........  12,024,042   $120   $206,297    $ (38,966)    $167,451
Adjustment to Minority
 Interest in OP (Note 2).         --     --     (31,509)         --       (31,509)
Exercise of stock options
 (Note 8)................         336    --           4          --             4
Net Loss.................         --     --         --        (2,005)      (2,005)
Dividends declared (Note
 7)......................         --     --         --       (17,315)     (17,315)
                           ----------   ----   --------    ---------     --------
DECEMBER 31, 1996........  12,024,378    120    174,792      (58,286)     116,626
Issuance of Common Stock
 (Note 1)................   4,006,434     40     58,242          --        58,282
Exercise of Stock Options
 (Note 8)................      36,369      1        441          --           442
Reclassification to
 Redeemable Common
 Stock (Note 6)..........    (510,034)    (5)    (8,380)         --        (8,385)
Restricted Stock Grants
 (Notes 6 and 8).........     101,000      1         65          --            66
Adjustment in connection
 with Haagen Separation
 (Note 11)...............         --     --       4,549          --         4,549
Conversion of OP Units
 into Common Stock and
 adjustment to Minority
 Interest in OP (Note 2).       6,667    --      (5,737)         --        (5,737)
Net Loss.................         --     --         --        (4,645)      (4,645)
Dividends declared (Note
 7)......................         --     --         --       (19,744)     (19,744)
                           ----------   ----   --------    ---------     --------
DECEMBER 31, 1997........  15,664,814    157    223,972      (82,675)     141,454
Issuance of Common Stock
 (Note 1)................   9,400,000     94    140,906          --       141,000
Exercise of Stock Options
 (Note 8)................       2,120    --          25          --            25
Reclassification to
 Redeemable Common
 Stock (Note 6)..........     (80,000)    (1)    (1,517)         --        (1,518)
Restricted Stock Grants
 (Notes 6 and 8).........     207,459      2      1,489          --         1,491
Common Stock Repurchased
 (Note 7)................    (436,700)    (4)    (5,177)         --        (5,181)
Adjustment to Minority
 Interest in OP (Note 2).      (1,000)   --      (5,417)         --        (5,417)
Net Loss.................         --     --         --        (8,113)      (8,113)
Dividends declared (Note
 7)......................         --     --         --       (33,273)     (33,273)
                           ----------   ----   --------    ---------     --------
DECEMBER 31, 1998........  24,756,693   $248   $354,281    $(124,061)    $230,468
                           ==========   ====   ========    =========     ========


                See Notes to Consolidated Financial Statements.

                                  CENTER TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Three Years Ended December 31, 1998
                                 (in thousands)

                                                  1998       1997       1996
                                                ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................... $  (8,113) $  (4,645) $ (2,005)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization of rental
     properties................................    24,313     18,333    17,118
    Amortization of deferred financing costs...     2,898      2,074     2,058
    Net gain on sale of rental properties......    (1,055)       --     (2,406)
    Write down of Asset held for sale..........    21,685        --        --
    Loss on early extinguishment of debt.......       --         422       --
    Non-recurring charge--Haagen Separation....       --       9,355       --
    Non-recurring provision for unbilled
     deferred rent.............................       --         --      6,900
    Non-recurring charge for building
     demolition................................       --          57     2,144
    Equity in income of management company.....       --         (19)      --
    Minority interests in operations...........    (1,055)    (1,229)     (245)
  Net changes in operating assets and
   liabilities.................................    (6,145)    (4,789)   (1,150)
                                                ---------  ---------  --------
      Net cash provided by operating
       activities..............................    32,528     19,559    22,414
                                                ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental properties.............  (203,748)   (85,420)      --
  Construction and development costs...........   (21,039)   (24,772)  (21,795)
  Payment of other liabilities.................       --         --     (5,000)
  Proceeds from sale of rental properties......     5,357        --      6,273
                                                ---------  ---------  --------
      Net cash used in investing activities....  (219,430)  (110,192)  (20,522)
                                                ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing.....    (3,813)    (2,464)   (4,883)
  Borrowings on secured line of credit.........   213,568    195,522    28,000
  Repayments of secured line of credit.........  (121,400)  (127,995)   (4,000)
  Repurchase of common stock...................    (5,181)       --        --
  Proceeds from issuance of common stock.......   141,025     58,664       --
  Costs of obtaining financing.................      (939)    (3,118)     (284)
  Decrease (increase) in restricted cash.......     3,998     (6,183)      933
  Dividends to shareholders....................   (29,962)   (18,243)  (17,315)
  Distributions to minority interests..........    (7,371)    (7,878)   (1,965)
  Other........................................       --         --       (124)
                                                ---------  ---------  --------
      Net cash provided by financing
       activities..............................   189,925     88,305       362
                                                ---------  ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...................................     3,023     (2,328)    2,254
CASH AND CASH EQUIVALENTS, AT BEGINNING OF
 YEAR..........................................     3,613      5,941     3,687
                                                ---------  ---------  --------
CASH AND CASH EQUIVALENTS, AT END OF YEAR...... $   6,636  $   3,613  $  5,941
                                                =========  =========  ========
NON-CASH TRANSACTIONS:
  Fair value of debt assumed to acquire
   properties.................................. $  95,955  $   6,255       --
                                                =========  =========  ========
  Issuance of operating partnership units to
   acquire properties.......................... $  11,190        --        --
                                                =========  =========  ========

                See Notes to Consolidated Financial Statements.

                                 CENTER TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Three Years Ended December 31, 1998

1. BUSINESS

  CenterTrust Retail Properties, Inc., a Maryland corporation, dba Center Trust (the "Company") is a self-administered and self-managed real estate investment trust. The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of retail shopping centers in the western United States.

  As of December 31, 1998, the Company owned a portfolio comprised of interests in 63 retail shopping centers (the "Properties"). The Company is the sole general partner of CT Operating Partnership, L.P., a California limited partnership (the "Operating Partnership" or "OP") and owns an 83.6% interest therein. Of the 63 Properties, 55 are owned directly by the Operating Partnership. CT Finance, Inc., a Delaware corporation, is wholly owned by the Company and is the 1% general partner of CT Finance Partnership, L.P., a California limited partnership ("CTFP"). The Operating Partnership is the 99% Limited Partner of CTFP. CTFP owns six of the Properties. The Operating Partnership is the sole Member of King Mineral, LLC, a California limited liability company ("KMLLC") and CenterTrust Retail Properties Finance III, LLC, a Nevada limited liability company ("CTRPFIII"), each of which own one of the Properties. CTFP, KMLLC and CTRPFII are collectively referred to as the Finance Partnerships. The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

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

  As of December 31, 1998, the Company has sold 13,406,434 shares, to LFREI under the terms of the Transaction for aggregate proceeds of $201.1 million. The remaining 2,260,232 Shares of Common Stock for aggregate proceeds of $33.9 million will be sold on or prior to May 19, 1999. As of December 31, 1998, LFREI owned 52.9% of the outstanding Common Stock.

  After LFREI acquires the remaining 2,260,232 shares (and assuming no other change in the number of outstanding shares), LFREI will own approximately 56.8% of the outstanding Common Stock (37.3% on a Diluted Basis assuming conversion of OP Units and Debentures).

  Subject to certain restrictions, in the event that the Company issues or sells shares of common stock for cash, LFREI will be entitled to purchase or subscribe for, either as part of such issuance or in a concurrent issuance, that portion of the total number of shares to be issued equal to LFREI's proportionate holdings of Common Stock prior to such issuance (but not to exceed 37.5% of the offering).

  For a period of five years from August 14, 1997 (the "Standstill Period") and any Standstill Extension Term, LFREI and its affiliates may not (i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's common stock). As

                                 CENTER TRUST
used herein, the term Adjusted Fully Diluted Basis shall mean on a Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding convertible debt or upon exercise of options granted under management benefit plans shall not be included. After giving effect to the sale of 15,666,666 shares to LFREI, and assuming no other change in the number of outstanding shares, LFREI will own 48.1% of the Common Stock on an Adjusted Fully Diluted Basis. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding convertible debt or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company's Board of Directors. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

2. SIGNIFICANT ACCOUNTING POLICIES

  The Company's significant accounting policies are as follows:

  Basis of Presentation--The accompanying financial statements include the accounts of the Company, the OP and the Finance Partnerships on a consolidated basis. All significant intercompany transactions and balances have been eliminated in the consolidated presentation.

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

  Minority Interests--Included in minority interest for the years ended December 31, 1998, 1997 and 1996 is the 16.4%, 20.9% and 26.3% interests, respectively, in the results of the OP which are owned by various third parties. At December 31, 1998, 1997 and 1996, 4,978,240, 4,280,789 and
4,286,456 OP Units were held by the minority limited partners, respectively. The OP Units are exchangeable, subject to maintaining the Company's status as a REIT, on a one-for-one basis for shares of the Company's common stock or for cash, at the option of the Company.

  In addition, adjustments have been made to minority interest in the OP. During 1998, 1997 and 1996, adjustments of $5,417,000, $5,737,000 and
$31,509,000 were recorded, principally, as a result of the issuance of additional shares of common stock and OP Units and the conversion of OP Units into common stock.

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

  The Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of

                                 CENTER TRUST
expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss equal to the difference between the estimated fair value and the carrying amount of the asset.

  Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period. Interest capitalized during the years ended December 31, 1998, 1997 and 1996 amounted to $734,000, $843,000 and $400,000, respectively. Cash paid for interest, net of capitalized interest costs, was $45,218,000, $33,895,000 and $33,576,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

  Depreciation and Amortization--The cost of buildings and improvements is depreciated on the straight-line method over estimated useful lives, as follows:

    Buildings--40 years
    Leasehold interests--shorter of lease term or useful life of the related property
    Improvements--shorter of lease term or useful life ranging from 10 to 20 years

  Cash and Cash Equivalents--Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

  Deferred Charges--Deferred charges include deferred leasing costs and loan fees. Leasing costs include an allocation of internal costs associated with the execution of leases and third-party leasing commissions. Such costs are amortized on the straight-line basis over the initial lives of the leases, which range from 5 to 20 years. Deferred financing fees are amortized over the terms of the respective loans.

  Deferred charges are summarized as follows:

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                             (in thousands)
       Deferred financing costs............................ $ 18,312  $ 17,373
       Deferred leasing costs..............................   16,529    13,406
                                                            --------  --------
         Total deferred charges............................   34,841    30,779
       Accumulated amortization............................  (16,159)  (11,020)
                                                            --------  --------
       Deferred charges, net............................... $ 18,682  $ 19,759
                                                            ========  ========

                                 CENTER TRUST

  Revenue Recognition and Tenant Receivables--Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the lease term. Unbilled deferred rent represents the amount by which expected straight-line rental income exceeds rents currently due under the lease agreement. During the first quarter of 1996 the Company recorded a non-recurring non-cash charge of $6.9 million to increase the reserve against the receivable for straight-line rents. The Company continually evaluates its reserve for unbilled deferred rent and may adjust its reserve in the future for changes in the retail environment. Total rents receivable consist of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
                                                               (in thousands)
     Billed tenant receivables................................ $11,443  $ 5,980
     Allowance for uncollectible rent.........................  (2,171)  (2,145)
                                                               -------  -------
     Net billed tenant receivables............................   9,272    3,835
                                                               -------  -------
     Unbilled deferred rent...................................  11,111    9,364
     Allowance for unbilled deferred rent.....................  (6,840)  (7,182)
                                                               -------  -------
     Net unbilled deferred rent...............................   4,271    2,182
                                                               -------  -------
     Tenants receivable, net.................................. $13,543  $ 6,017
                                                               =======  =======

  Included in billed tenant receivables are (1) additional rentals based on common area maintenance expenses and certain other expenses which are accrued in the period in which the related expense is incurred and (2) percentage rents which are accrued on the basis of reported tenant sales.

  Other Receivables--In December, 1997 the Company extended a loan to an executive officer, who resigned from the Company in April 1998, in the amount of $3,126,000. Interest shall accrue on the unpaid balance of the loan at an annual rate of 7.45%. The loan is collateralized by all of the former officer's actual and beneficial ownership interests in the Company. The loan requires that quarterly payments, equal to the amount of dividends and distributions paid on the former officer's ownership interests, be made to the Company. The loan is due in full upon ninety days prior notice. The balance of the loan as of December 31, 1998 was $2,971,000.

  Other Income--In connection with the development of the Media City Center, commitments in the form of notes receivable (terminating in 2016) were received from the Community Redevelopment Agency of the City of Burbank (the "Burbank Agency") aggregating $51,500,000 (plus interest, subject to certain reductions, as defined). Such commitments are repayable by the Burbank Agency out of incremental sales and property taxes associated with certain defined parcels within the property. Management considers amounts receivable under these notes to be contingent in nature and accordingly has not recorded the notes receivable. Other income has been recorded with respect to these commitments generally in proportion to the recording of property tax expense. Included in other income in connection with such commitments for the years ended December 31, 1998, 1997 and 1996 is $2,633,000, $2,656,000 and
2,797,000, respectively. At December 31, 1998 and 1997, $3,560,000 and
$3,431,000, respectively, was recorded as other receivables with respect to such commitments from the Burbank Agency.

  Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton and Chino, other income was recognized for the years ended December 31, 1998, 1997 and 1996 from Fullerton Town Center of $52,000, $48,000 and $57,000, respectively, and Country Fair Shopping Center of $146,000, $147,000 and $146,000 respectively.

                                 CENTER TRUST

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

  As of December 31, 1998 and 1997, the net tax basis of Rental Properties of the Company was approximately $108,900,000 and $88,200,000, respectively, less than the net book basis of such assets.

  Earnings Per Share--Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued. The basic and diluted weighted average number of shares of common stock used in the computation for the years ended December 31, 1998, 1997 and 1996 were 21,519,034, 13,312,311 and 12,024,097, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of Center Trust on a one-for-one basis in certain circumstances and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented is due entirely to the effect of outstanding options issued under Center Trust's Amended and Restated 1993 Stock Option and Incentive Plan. Basic and diluted earnings were the same for all periods presented.

  Segment Information--The Company operates in one segment, Retail Operating Properties, and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

  Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for financial statements issued for fiscal years beginning after June 15, 1999. The Company has not yet analyzed the impact of adopting this statement.

  In March 1998, the Emerging Issues Task Force issued EITF 97-11, "Accounting for Internal Costs Related to Real Estate Property Acquisitions." As a result, the Company no longer capitalizes internal costs incurred in connection with its real estate acquisitions. This change resulted in an increase in general and administrative costs in 1998 of $1.5 million.

  Reclassifications--Certain amounts have been reclassified in the 1997 and 1996 financial statements to conform to the 1998 financial statement presentation.

3. RENTAL PROPERTIES

  Rental properties consist of the following:

                                                               December 31,
                                                            -------------------
                                                               1998      1997
                                                            ---------- --------
                                                              (in thousands)
     Land.................................................  $  284,344 $155,740
     Leasehold interests..................................      23,097   23,097
     Site improvements....................................      50,357   48,385
     Buildings and improvements...........................     715,045  530,385
     Construction in process..............................       1,786   25,672
                                                            ---------- --------
     Rental Properties, at cost...........................  $1,074,629 $783,279
                                                            ========== ========

                                 CENTER TRUST

  In early 1999, the Company began to market Empire Center, a community shopping center comprised of 262,000 square feet of company owned GLA. Management expects that the property will be sold within one year. As such, the property has been written down to its estimated fair value, less estimated closing costs, resulting in a charge of $21,685,000 which has been recorded in the 1998 financial statements.

4. SECURED DEBT

                                                                 December 31,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
                                                                (in thousands)
Secured Line of Credit.......................................  $200,895 $108,727
Notes payable to life insurance companies--interest only and interest plus principal; rates ranging from 7.44% to 10.45%;
 maturing April 1999 through April 2014; non-recourse........   140,478   66,219
Notes payable to financial institutions--principal and
 interest paid monthly, at interest rates ranging from 8.05%
 to 9.68%; maturing April 2005 through April 2010; non-
 recourse....................................................    74,789   56,014
Notes payable to pension funds--principal and interest paid
 monthly at 10.90% and 11.45%; maturing October 2006; non-
 recourse....................................................    39,146   40,575
Floating rate tax-exempt certificates of participation--
 interest only at effective rate of 5.11%; maturing December
 2014 through December 2015; non-recourse....................    36,000   36,000
Community Facilities District Special Tax Bonds--interest
 rates ranging from 6.0% to 8.5%; maturing in gradually
 increasing installments through April 2021; non-recourse....     6,078    6,125
                                                               -------- --------
                                                               $497,386 $313,660
                                                               ======== ========

  On December 31, 1997, the OP entered into a new $250 million secured revolving line of credit with a financial institution (the "Credit Facility"). The Credit Facility expires on December 31, 2000 and borrowings under the Credit Facility bear interest at a floating rate equal to London Inter-Bank Offering Rate ("LIBOR") plus 100 basis points (5.63% at December 31, 1998). To the extent the borrowings are in excess of the remaining LFREI equity commitment such excess will bear interest at LIBOR plus 137.5 basis points.

  Borrowings under the Credit Facility are secured by first mortgage liens on Montebello Town Square, The City Center, Media City Center, Empire Center, Medford Center, Pacific Linen Plaza, Ross Plaza, Vancouver Park Place, Sunrise Place, Frontier Village, Marshalls Plaza, Rheem Valley, Sixth Avenue, Madera Market Place, SouthPointe Plaza, Kyrene Village Vineyards Marketplace, Ross Plaza-Silverdale Covington Square and Torrance Promenade. As properties are acquired, they may be added to the security of the Credit Facility, thereby increasing the amount available to the Company. The Company has utilized $4.8 million of the Credit Facility to provide various letters of credit. The Credit Facility is subject to certain conditions, the violation of which may affect its terms.

  Proceeds from the Credit Facility were used to repay amounts outstanding on the former credit facility. In connection with the repayment of the former credit facility, the Company incurred an extraordinary loss on the early extinguishment of debt of $422,000 related to unamortized deferred financing costs in 1997.

  The notes payable are secured by deeds of trust and the assignment of rents and leases associated with the related properties. Certain of the non-recourse notes payable are subject to certain conditions, the violation of which may result in additional recourse being available to the lenders. Certain of the loans are subject to substantial prepayment penalties, as defined in the respective loan agreements (See Note 10).

                                 CENTER TRUST

  The $6,078,000 Community Facilities District Special Tax Bonds were issued by the City of Fontana, California, to finance the construction of the infrastructure for Empire Center. Debt service is provided through a special tax assessment on the parcels of land within the development. As the amount of the liability is fixed and determinable and the related assets are subject to a lien, the liability and corresponding site improvement assets have been reflected in the financial statements.

  Aggregate future principal payments as of December 31, 1998 are as follows:

       Years Ending
       December 31,
       ------------                                               (in thousands)
       1999......................................................    $ 48,441
       2000......................................................       4,372
       2001......................................................      12,883
       2002......................................................      13,919
       2003......................................................      19,213
       Thereafter................................................     197,663
                                                                     --------
           Total.................................................    $296,491
                                                                     ========

  Total amount excludes $200,895 outstanding on the secured line of credit which is due on December 31, 2000.

  Restricted cash at December 31, 1998 and 1997 includes reserve funds established in connection with the tax exempt financing. In addition, at December 31, 1998 and 1997 restricted cash includes funds restricted for the completion of certain construction projects. Interest income on such funds accrues to the benefit of the Company. Restricted cash disbursements require the approval of the trustees of the respective obligations. The floating rate tax-exempt certificate of participation requires the Company to maintain letters of credit equal to the balance outstanding. The cost of such is factored into the effective rate on such notes.

5. SUBORDINATED DEBENTURES

  In conjunction with the Company's formation, it issued 7 1/2% Convertible Subordinated Debentures, Series A and Series B which mature on January 15, 2001. The Convertible Debentures are convertible at any time after issuance and prior to maturity, into shares of Common Stock of the Company at a conversion price of $18.00 per share, subject to adjustment under certain conditions. The Convertible Debentures are not redeemable by the Company prior to maturity, except for certain reasons primarily intended to protect the Company's status as a REIT. Interest on the Convertible Debentures is payable semi-annually in arrears on January 15 and July 15.

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

  The Exchangeable Debentures are redeemable by the OP at any time subsequent to December 27, 1998, at the option of the Company, at 100% of the principal amount thereof, together with accrued interest.

                                 CENTER TRUST

  Exchangeable Debentures may be put to the OP for cash in the principal amount thereof together with accrued interest at the election of the holders at any time on or after December 27, 2000.

6. REDEEMABLE COMMON STOCK

  In connection with the Separation Agreement, as described in Note 11 below, the Company has agreed to purchase, or cause to have purchased, from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a price per share equal to the greater of $17 or the then current market price (as determined in accordance with the Separation Agreement). A portion of shares to be repurchased require that certain stock options be exercised by the Haagen Family resulting in a net obligation to the Company of $58.8 million. Under the terms of the Separation Agreement, the Haagen Family may not sell such shares other than in certain open market transactions on the New York Stock Exchange. Included in the Shares to be repurchased are 590,034 and 510,034 shares of Common Stock as of December 31, 1998 and 1997, respectively.

7. STOCKHOLDERS' EQUITY

  In addition to Common Stock, the Company's Charter authorizes the issuance of 10,000,000 shares of Preferred Stock, par value $.01 per share. No such shares were issued or outstanding as of December 31, 1998 and 1997. During 1998, the shareholders of the Company approved an increase in the authorized shares of Common Stock from 50 million to 100 million.

  During each of the years ended December 31, 1998, 1997 and 1996, the Company declared four quarterly distributions of $0.36 per share/unit.

  In October 1998, the Board of Directors authorized the Company to repurchase up to $25 million of its common stock through the open market or in privately negotiated transactions over a period of twelve months. During 1998, the Company repurchased 436,700 shares for $5,181,000, including commissions and other costs.

8. STOCK OPTION AND INCENTIVE PLAN

  The 1993 Stock Option and Incentive Plan, as amended, (the "Option Plan") enables executive officers, key employees and directors of the Company to participate in the ownership of the Company. The Option Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, and restricted stock, and provides for the grant to Independent Directors and directors of HPMI of non-qualified stock options. Options are granted at prices which are not less than market at date of grant, expire ten years from the date of grant, and are generally exercisable 25% per year over four years. The Option Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to determine the number of shares to be subject thereto and the terms and conditions thereof. Pursuant to the Option Plan, 2,000,000 shares of Common Stock were reserved for issuance to eligible participants.

                                 CENTER TRUST

  Following is a summary of the stock option activity for the three years ended December 31, 1998:

                                                     Shares     Weighted Average
                                                  Under Options  Exercise Price
                                                  ------------- ----------------
   January 1, 1996...............................     690,646       $15.352
     Granted.....................................       5,000       $12.250
     Exercised...................................        (336)      $11.666
     Cancelled...................................     (91,042)      $15.725
                                                    ---------
   December 31, 1996.............................     604,268       $15.280
     Granted.....................................     546,500       $15.470
     Exercised...................................     (36,369)      $12.153
     Cancelled...................................     (88,016)      $16.120
                                                    ---------
   December 31, 1997.............................   1,026,383       $15.120
     Granted.....................................     948,189       $15.600
     Exercised...................................      (2,120)      $11.661
     Cancelled...................................    (160,685)      $14.535
                                                    ---------
   December 31, 1998.............................   1,811,767       $15.284
                                                    =========

  In addition to the above, during 1998 and 1997, 207,459 and 101,000 shares, respectively, of restricted stock were issued.

  As of December 31, 1998, 1997 and 1996 options exercisable totaled 606,758, 361,827 and 297,449, respectively.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                              Number                     Weighted Average     Number
      Range of              Outstanding Weighted Average    Remaining      Exercisable   Weighted Average
   Exercise Prices          At 12/31/98  Exercise Price  Contractual Life As of 12/31/98  Exercise Price
   ---------------          ----------- ---------------- ---------------- -------------- ----------------
   $11.625-$13.500.........    293,398      $11.820            7.46          213,432         $11.690
   $14.750-$16.875.........  1,234,369      $15.482            9.09          123,076         $15.020
     $18.000...............    284,000      $18.000            5.25          270,250         $18.000
                             ---------                                       -------         -------
                             1,811,767      $15.284            8.20          606,758         $15.176
                             =========                                       =======         =======

                                 CENTER TRUST

  The weighted average fair value of the stock options granted during 1998, 1997 and 1996 were $2.80, $12.98 and $12.25, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and incentive plan. Accordingly, no compensation cost has been recognized as a result of its initial granting of Stock Options. As a result of the retirement of the Haagen Family (see Note 11 below), the Company accelerated the vesting period of certain stock options and restricted stock and recorded a charge of approximately $2.7 million in connection with such acceleration. During 1998 and 1997, the Company recorded compensation expense of $958,000 and $299,000, respectively related to the amortization of deferred compensation related to Restricted Stock granted to certain officers of the Company. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards during 1998, 1997, and 1996 consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1998, 1997, and 1996 would have been increased to the pro forma amounts indicated below:

                                                      1998     1997     1996
                                                     -------  -------  -------
                                                      (in thousands, except
                                                       per share amounts)
     Net loss:
       As reported.................................. $(8,113) $(4,645) $(2,005)
       Pro forma.................................... $(8,554) $(4,824) $(2,063)
     Net loss per share, basic:
       As reported.................................. $ (0.38) $ (0.35) $ (0.17)
       Pro forma.................................... $ (0.40) $ (0.36) $ (0.17)

  The fair value of options granted under the Company's Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1998, 1997, and 1996, respectively: expected life of five years; risk free interest rate of 4.63%, 5.49% and 6.13%; expected dividend yield of 10.11% 8.3% and 9.0%; and expected volatility of 37.3%, 22.2% and 21.01%.

9. FUTURE MINIMUM RENT

  The Company has operating leases with tenants that expire at various dates through 2037 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options and provide certain potential allowances during the initial lease-up period. Leases also provide for additional or contingent rents based on certain operating expenses as well as tenants sales volume. Future minimum rent under operating leases on a cash basis, excluding tenant reimbursements of certain costs, as of December 31, 1998 is summarized as follows:

     Years Ending
     December 31,
     ------------                                                 (in thousands)
     1999........................................................   $100,566
     2000........................................................     94,592
     2001........................................................     86,762
     2002........................................................     76,845
     2003........................................................     69,259
     Thereafter..................................................    478,058
                                                                    --------
         Total...................................................   $906,082
                                                                    ========

  The Properties are located throughout the western United States. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

                                 CENTER TRUST

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

  The fixed rate mortgage notes payable totaling $260,491,000 and $168,933,000 as of December 31, 1998 and 1997, respectively, have fair values of $280,378,000 and $187,522,000, respectively (excluding prepayment penalties) as estimated based upon current interest rates available for the issuance of debt with similar terms and remaining maturities. These notes were subject to estimated prepayment penalties of $51,189,000 and $35,842,000 at December 31, 1998 and 1997, respectively, which would be required to retire these notes prior to maturity. The carrying value of floating rate tax-exempt certificates of participation and the secured line of credit at December 31, 1998 and 1997 approximates their fair value. The fair market values of the Convertible Debentures at December 31, 1998 and 1997 were $129,590,000 and $140,505,000, respectively, based on the trading price of the Series A Convertible Debentures as of December 31, 1998 and 1997. Assuming a trading value comparable to the Convertible Debentures, the fair value of the Exchangeable Debentures would be $28,050,000 and $30,413,000 at December 31, 1998 and 1997,
respectively.

  The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

11. RELATED PARTY TRANSACTIONS

  During 1998, the Company sold its Sears Hollywood facility, a single tenant facility for proceeds of $5.4 million which resulted in a net gain of $1.1 million. In addition, the Company purchased the Manhattan Beach, California building in which its corporate headquarters are located for $3.2 million. Both of the above transactions were with affiliates of Alexander Haagen, Sr., the Company's former chairman and were negotiated at arms-length.

  On November 24, 1997, the Company entered into an agreement (the "Separation Agreement") with Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen, III (collectively the "Haagen Family") in connection with their retirement from the Company. Under the terms of the Separation Agreement, the Haagen Family received $2.7 million in cash, vesting of all granted stock options and restricted stock awards, and the granting and vesting of previously committed restricted stock awards. In addition, for certain defined periods the Company agreed to continue to provide the Haagen Family certain medical benefits and administrative assistance. Further, the Company has agreed to purchase, or cause to have purchased, substantially all of the Haagen Family's ownership interests in the Company on May 25, 1999 (see Note 6).

  During 1997, the Company recorded a non-recurring charge of $9.4 million which reflects the consideration given to the Haagen Family in connection with the Separation Agreement. Included in accrued expenses as of December 31, 1998 and 1997 is approximately $1.5 million and $4.9 million, respectively, related to the

                                 CENTER TRUST

Separation Agreement of which $2.7 million in cash was paid on January 2, 1998. The remaining $4.5 million relates to noncash charges for the acceleration of the vesting of stock options and restricted stock, granting and acceleration of vesting of previously committed restricted stock awards, and the value attributed to the Company's obligation to repurchase the Haagen Family's ownership interests in the Company and has been charged directly to Additional Paid-in Capital.

  Through December 31, 1997, Haagen Property Management, Inc. ("HPMI") conducted all of the executive, construction, leasing, legal, and property management functions pursuant to management agreements between the OP and HPMI. Prior to December 31, 1997, the OP owned a 95% interest in but did not control HPMI. The investment has been accounted for on the equity basis. No dividends were paid by HPMI during the two years ended December 31, 1997. HPMI provides leasing and property management services to other properties owned by certain third parties. In connection with the Separation Agreement (see above), the OP purchased the remaining 5% interest, including the voting interest. As such, the balance sheet of HPMI has been consolidated as of December 31, 1997.

  Summary financial information for HPMI is presented as follows:

                                                                   Year Ended
                                                                  December 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
     Revenues.................................................... $7,643 $7,768
     Operating expenses..........................................  7,623  7,768
                                                                  ------ ------
     Net income for the period................................... $   20 $  --
                                                                  ====== ======
     Company's share of net income............................... $   19 $  --
                                                                  ====== ======

  Revenues include services provided by HPMI to the OP which are summarized as follows:

                                                                   Year Ended
                                                                  December 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
     Executive and property management fees...................... $4,013 $4,067
     Leasing and legal fees......................................  2,077  2,508
     Acquisition and construction fees...........................  1,240    622
                                                                  ------ ------
                                                                  $7,330 $7,197
                                                                  ====== ======

  Management fees are expensed by the OP as incurred. Leasing, legal, acquisition, and construction fees are capitalized and amortized over the useful lives of the related leases or assets.

                                 CENTER TRUST

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases--The Company leases certain of its Properties under long-term ground leases which are accounted for as operating leases and which generally provide for contingent rents based on the Company's tenants' sales volume and renewal options. Five leases expire between 2001 and 2018 and provide for options to renew for additional periods of 20 to 30 years. Two additional leases expire in 2012 and 2050. Future minimum rental payments required during noncancelable lease terms as of December 31, 1998 are summarized as follows:

     Years Ending December 31,
     -------------------------                                     (in thousands)
      1999........................................................    $ 1,579
      2000........................................................      1,577
      2001........................................................      1,499
      2002........................................................      1,270
      2003........................................................      1,207
      Thereafter..................................................     12,983
                                                                      -------
        Total.....................................................    $20,115
                                                                      =======

  Assuming exercise of all renewal options, aggregate future rental payments as of December 31, 1998 are $53.3 million. Certain of the Company's ground leases contain participation features. Participation rents paid in accordance with such terms were $54,000, $51,000 and $105,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

                                 CENTER TRUST

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table sets forth the selected quarterly financial data for the Company for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                                 1998 Quarter Ended
                                      -----------------------------------------
                                      December 31 September 30 June 30 March 31
                                      ----------- ------------ ------- --------
   Total Operating Revenues..........  $ 37,774     $34,188    $31,364 $27,169
                                       ========     =======    ======= =======
   Net (loss) income.................  $(14,855)    $ 3,392    $ 1,570 $ 1,780
                                       ========     =======    ======= =======
   Basic and Diluted (loss) income
    per share........................  $  (0.58)    $  0.15    $  0.08 $  0.10
                                       ========     =======    ======= =======
                                                 1997 Quarter Ended
                                      -----------------------------------------
                                      December 31 September 30 June 30 March 31
                                      ----------- ------------ ------- --------
   Total Operating Revenues..........  $ 23,602     $21,838    $21,338 $22,183
                                       ========     =======    ======= =======
   Net (loss) income.................  $ (6,779)    $   600    $   601 $   933
                                       ========     =======    ======= =======
   Basic (loss) income per share.....  $  (0.44)    $  0.04    $  0.05 $  0.08
                                       ========     =======    ======= =======
   Diluted (loss) income per share...  $  (0.44)    $  0.03    $  0.04 $  0.06
                                       ========     =======    ======= =======

  Included in the fourth quarter of 1998 is the $21.7 million charge related to the asset held for sale, as described in Note 3. The fourth quarter of 1997 includes the $9.4 million charge related to the Haagen Settlement as described in Note 11.

14. SUBSEQUENT EVENTS

  Subsequent to December 31, 1998, the Company sold two of its Properties, the 194,000 square foot City Center in San Francisco, California and 119,000 square foot Sam's Club in Fountain Valley, California, one of the Company's single tenant facilities. The sales generated proceeds of $47 million which resulted in a combined net gain of approximately $21.1 million. In addition, the Company purchased Randolph Plaza, a 179,000 square foot community center located in Tucson, Arizona for approximately $9.5 million. The acquisition was funded with proceeds from the Company's credit facility. The Center is anchored by Fry's, Walgreen's and MacFrugal's.

  On February 3, 1999 the Company commenced trading its Common Stock on the New York Stock Exchange under the ticker symbol CTA.

                                  CENTER TRUST

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Each of Three Years Ended December 31, 1998
                                 (in thousands)

                                                Charged to
                                   Balance at   Costs and               Balance
                                   Beginning   Expenses or              at End
                                    of Year   Rental Revenue Deductions of Year
                                   ---------- -------------- ---------- -------
Year Ended December 31, 1998
  Allowance for uncollectible
   rent...........................   $2,145      $   421      $  (395)  $2,171
  Allowance for unbilled deferred
   rent...........................    7,182          --          (342)   6,840
                                     ------      -------      -------   ------
                                     $9,327      $   421      $  (737)  $9,011
                                     ======      =======      =======   ======
Year Ended December 31, 1997
  Allowance for uncollectible
   rent...........................   $1,617      $ 1,283      $  (755)  $2,145
  Allowance for unbilled deferred
   rent...........................    6,007        1,175          --     7,182
                                     ------      -------      -------   ------
                                     $7,624      $ 2,458      $  (755)  $9,327
                                     ======      =======      =======   ======
Year Ended December 31, 1996
  Allowance for uncollectible
   rent...........................   $1,607      $ 1,607      $(1,597)  $1,617
  Allowance for unbilled deferred
   rent...........................    1,997        9,367       (5,357)   6,007
                                     ------      -------      -------   ------
                                     $3,604      $10,974      $(6,954)  $7,624
                                     ======      =======      =======   ======

                                 CENTER TRUST

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                                (in thousands)

                                        Initial Cost           Costs                        December 31, 1998
                                    ---------------------   Capitalized   ------------------------------------------------------
                                              Buildings     Subsequent              Buildings
                                                 and      to Acquisition/              and                 Accumulated
   Description     Encumbrances (1)   Land   Improvements  Construction     Land   Improvements   Total    Depreciation   Net
   -----------     ---------------- -------- ------------ --------------- -------- ------------ ---------- ------------ --------
COMMUNITY
SHOPPING CENTERS
 Southern
 California......     $(144,067)    $126,546   $224,760      $ 36,666     $126,546   $261,426   $  387,972  $ (56,503)  $331,469
 Washington......       (38,066)      55,261     70,032         3,823       55,261     73,855      129,116     (1,717)   127,399
 Northern/Central
 California......       (11,102)      26,630     54,713        13,859       26,630     68,572       95,202     (8,796)    86,406
 Southwest.......       (23,649)      23,899     43,315           651       23,899     43,966       67,865     (1,903)    65,962
 Oregon..........        (9,442)      14,769     25,697        16,496       14,769     42,193       56,962     (2,714)    54,248
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
                       (226,326)     247,105    418,517        71,495      247,105    490,012      737,117    (71,633)   665,484
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
SINGLE TENANT
FACILITIES
 Southern
 California......       (26,789)       7,191     22,011         1,241        7,191     23,252       30,443     (7,090)    23,353
 Northern/Central
 California......        (7,440)       2,501     10,002             1        2,501     10,003       12,504     (2,323)    10,181
 Arizona.........        (5,936)       2,855      9,717           218        2,855      9,935       12,790     (2,837)     9,953
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
                        (40,165)      12,547     41,730         1,460       12,547     43,190       55,737    (12,250)    43,487
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
REGIONAL MALLS
 Southern
 California......       (30,000)      24,692    203,623        53,460       24,692    257,083      281,775    (57,902)   223,873
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
                      $(296,491)    $284,344   $663,870      $126,415     $284,344   $790,285   $1,074,629  $(141,785)  $932,844
                      =========     ========   ========      ========     ========   ========   ==========  =========   ========

-----
(1) Excludes the secured line of credit of $200,895 at December 31, 1998 which is secured by various properties.

  The aggregate gross cost of rental property included above for federal income tax purposes approximated $1,041,000,000 as of December 31, 1998.

  The following table reconciles the Historical Cost of Properties from January 1, 1996 to December 31, 1998:

                                                    1998       1997      1996
                                                 ----------  --------  --------
   Balance at beginning of the year............. $  783,279  $659,565  $653,058
     Additions during the year--
       Acquisition of properties................    310,893    91,382       --
       Construction and Development Costs.......      5,852    32,406    13,950
     Deductions during the year--
       Cost of real estate sold.................     (3,710)      --     (5,080)
       Cost of building demolished..............        --        (74)   (2,363)
       Write down of asset held for sale........    (21,685)      --        --
                                                 ----------  --------  --------
   Balance at close of the year................. $1,074,629  $783,279  $659,565
                                                 ==========  ========  ========

  The following table reconciles the Accumulated Depreciation from January 1, 1996 to December 31, 1998:

                                                     1998      1997      1996
                                                   --------  --------  --------
   Balance at beginning of the year............... $121,202  $104,330  $ 90,478
     Additions during the year--
       Depreciation for the year..................   21,465    16,889    15,937
     Deductions during the year--
       Property sold..............................     (882)      --     (1,213)
       Property demolished........................      --        (17)     (872)
                                                   --------  --------  --------
   Balance at close of the year................... $141,785  $121,202  $104,330
                                                   ========  ========  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  A. The following documents are filed as part of this report:

                                                                          Page
                                                                         Number
                                                                         ------
   1. Independent Auditors' Report......................................   30
    Consolidated Balance Sheets as of December 31, 1998 and 1997........   31
    Consolidated Statements of Operations for Each of the Three Years
     Ended December 31, 1998............................................   32
    Consolidated Statements of Stockholders' Equity for Each of the
     Three Years Ended December 31, 1998................................   33
    Consolidated Statements of Cash Flows for Each of the Three Years
     Ended December 31, 1998............................................   34
    Notes to Consolidated Financial Statements..........................   35
   2. Financial Statement Schedules:
    II. Valuation and Qualifying Accounts...............................   49
    III. Real Estate and Accumulated Depreciation.......................   50

  Schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

                                                                           Page
                                                                          Number
                                                                          ------
   3. Exhibits...........................................................   53

  The following exhibits are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K. The exhibits identified by asterisks are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

  Exhibit 3.1  Amended and Restated Charter of Alexander Haagen Properties,
                Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1993 (the
                "1993 Form 10-K").
  Exhibit 3.2  Amended and Restated Bylaws of Alexander Haagen Properties,
                Inc., incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (No. 33-70156).
  Exhibit 3.2a First Amendment to Amended and Restated Bylaws of Alexander
                Haagen Properties, Inc., dated as of August 12, 1996, incorporated herein by reference to Exhibit 3.2a to the Company's Form 10-K for the year ended December 31, 1996 (the
                "1996 Form 10-K").
  Exhibit 3.3  Articles of Amendment of Center Trust Retail Properties, Inc.,
                incorporated herein by reference to Exhibit 3.3 of the Company's Quarterly Report for the period ended June 30, 1998 on Form 10-Q.
  Exhibit 4.1  Indenture, dated as of December 27, 1993, between Alexander
                Haagen Properties, Inc. and The First National Bank of Boston as Trustee with respect to the 7 1/2% Convertible Subordinated
                Debentures due 2001, Series A, incorporated herein by reference to Exhibit 4.1 to the 1993 Form 10-K.
  Exhibit 4.2  Specimen 7 1/2% Convertible Subordinated Debenture due 2001,
                Series A, incorporated herein by reference to Exhibit 4.2 to the 1993 Form 10-K.
  Exhibit 4.3  Fiscal Agency Agreement, dated as of December 27, 1993, between
                Alexander Haagen Properties, Inc. and The First National Bank of Boston as Fiscal Agent with respect to the 7 1/2%
                Convertible Subordinated Debentures due 2001, Series B, incorporated herein by reference to Exhibit 4.3 to the 1993
                Form 10-K.
  Exhibit 4.4  Form of 7 1/2% Convertible Subordinated Debentures due 2001,
                Series B, incorporated herein by reference to Exhibit 4.4 to the 1993 Form 10-K.
  Exhibit 4.5  Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.5 to the 1993 Form 10-K.
  Exhibit 4.6  Form of 7 1/4% Exchangeable Subordinated Debentures due 2003 of
                Alexander Haagen Properties, L.P., incorporated herein by reference to Exhibit 4.6 to the 1993 Form 10-K.
  Exhibit 10.1 Agreement of Limited Partnership of Alexander Haagen Properties
                Operating Partnership, L.P., dated as of December 27, 1993, incorporated herein by reference to Exhibit 10.1 to the 1993
                Form 10-K.
  Exhibit 10.2 Amendment No. 1 to the Agreement of Limited Partnership of
                Alexander Haagen Properties Operating Partnership, L.P., dated as of January 1, 1994, incorporated herein by reference to
                Exhibit 10.2 to the Company's Form 10-K for the year ended
                December 31, 1994 (the "1994 10-K").
  Exhibit 10.3 Registration Rights Agreement, dated as of December 27, 1993, among Alexander Haagen Properties, Inc. and the persons named therein, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (No. 33-
                70156).
  Exhibit 10.4 Amended and Restated 1993 Stock Option and Incentive Plan for
                Officers, Directors and Key Employees of Alexander Haagen
                Properties, Inc., Alexander Haagen Properties Operating
                Partnership, L.P., and Haagen Property Management, Inc., incorporated herein by reference to the Company's 1996 Proxy
                Statement.

  Exhibit 10.5  401(k) Plan and Trust Agreement of Alexander Haagen Properties,
                 Inc. and its affiliated and related companies, incorporated herein by reference to Exhibit 10.4 to the 1993 Form 10-K.

  Exhibit 10.6  Employment Agreement, dated as of December 27, 1993, among
                 Alexander Haagen Properties, Inc., Haagen Property Management,
                 Inc. and Fred W. Bruning, incorporated herein by reference to
                 Exhibit 10.9 to the 1993 Form 10-K.

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

  Exhibit 10.11 Amendment No. 1 to Agreement for Transfer of Realty and Assets,
                 dated as of December 27, 1993, by and among Alexander Haagen
                 Properties Operating Partnership, L.P. and Montebello
                 Commercial Properties, Haagen GDH Partnership, Center
                 Partners, H&H Oceanside Co., El Camino North, Baldwin Hills
                 Associates, Haagen-Burbank Partnership, Date Palm Partnership,
                 Alexander Haagen III, Betty Haagen, Seymour Kreshek, Haagen-
                 Fontana Partnership, Lake Forest Shopping Center, Haagen-San
                 Francisco Partnership, Haagen GDH-2 Partnership, Haagen-Vista
                 Way Associates, and Haagen Alhambra Associates, incorporated herein by reference to Exhibit 10.15 to the 1993 Form 10-K.
  Exhibit 10.12 Agreement for Transfer of Realty and Assets, dated as of
                 December 27, 1993, by and among Alexander Haagen Properties,
                 Inc., Alexander Haagen, Sr. and Charlotte Haagen, Co- Trustees of the Haagen Living Trust dated August 17, 1988, Saul S.
                 Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour Kreshek,
                 Co-Trustees of the Alex Kreshek Revocable Trust, Jeffrey
                 Harris Kreshek 1992 Irrevocable Trust, Bradley Howard Kreshek
                 1992 Irrevocable Trust, Howard Andrew Kreshek 1992 Irrevocable
                 Trust, Haagen-Gardena Gateway Partnership, Haagen- Hollywood
                 Partnership, San Fernando Mission Partnership, and Haagen GDH
                 Partnership, incorporated herein by reference to Exhibit 10.16 to the 1993 Form 10-K.
  Exhibit 10.13 Amendment No. 1 to Agreement for Transfer of Realty and Assets,
                 dated as of December 27, 1993, by and among Alexander Haagen
                 Properties, Inc., Alexander Haagen, Sr. and Charlotte Haagen,
                 Co-Trustees of the Haagen Living Trust dated August 17, 1988,
                 Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-
                 Trustees of the Helen Roseman Trust, Saul S. Kreshek and
                 Seymour Kreshek, Co-Trustees of the Alex Kreshek Revocable
                 Trust, Jeffrey Harris Kreshek 1992 Irrevocable Trust, Bradley
                 Howard Kreshek 1992 Irrevocable Trust, Howard Andrew Kreshek
                 1992 Irrevocable Trust, Haagen-Gardena Gateway Partnership,
                 Haagen-Hollywood Partnership, San Fernando Mission
                 Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.17 to the 1993 Form 10-K.

  Exhibit 10.14 Partnership Interests Exchange Agreement, dated as of December
                 27, 1993, by and among Alexander Haagen Properties, Inc.,
                 Alexander Haagen, Sr. and Charlotte Haagen, Co- Trustees of the Haagen Living Trust, Seymour Kreshek and Arline Kreshek,
                 Co-Trustees of the Seymour and Arline Kreshek Living Trust, and Alexander Haagen III, incorporated herein by reference to
                 Exhibit 10.18 to the 1993 Form 10-K.
  Exhibit 10.15 Partnership Interests Exchange Agreement between Willowbrook
                 General Partnership and Alexander Haagen Operating
                 Partnership, L.P., dated as of December 27, 1993, incorporated herein by reference to Exhibit 10.19 to the 1993
                 Form 10-K.
  Exhibit 10.16 Contribution Agreement, dated as of December 27, 1993, between
                 Alexander Haagen Properties Operating Partnership, L.P. and
                 Alexander Haagen Properties, Inc., incorporated herein by reference to Exhibit 10.20 to the 1993 Form 10-K.
  Exhibit 10.17 Amendment No. 1 to Contribution Agreement between Alexander
                 Haagen Properties Operating Partnership, L.P. and Alexander
                 Haagen Properties, Inc., dated as of December 27, 1993, incorporated herein by reference to Exhibit 10.21 to the 1993
                 Form 10-K.
  Exhibit 10.18 Option Properties Agreement, dated as of December 27, 1993, among Haagen-Fontana Partnership, Haagen-Alhambra Retail
                 Partnership and Alexander Haagen Properties Operating
                 Partnership, L.P., incorporated herein by reference to
                 Exhibit 10.22 to the 1993 Form 10-K.
  Exhibit 10.19 Termination of Option Agreement, dated November 30, 1994, incorporated herein by reference to Exhibit 10.24 to the 1994
                 Form 10-K.
  Exhibit 10.20 Development Properties Agreement, dated as of December 27,
                 1993, among Haagen-Burbank Partnership, Haagen-Fontana
                 Partnership, Baldwin Hills Associates, Montebello Commercial
                 Properties, Haagen-San Francisco Partnership and Alexander
                 Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.23 to the 1993 Form 10-K.
  Exhibit 10.21 Form of Waiver and Recontribution Agreement among Executive
                 Officers and Alexander Haagen Properties Operating
                 Partnership, L.P., incorporated herein by reference to
                 Exhibit 10.16 to the Company's Registration Statement on Form
                 S-11 (No. 33-70156).
  Exhibit 10.22 Form of Indemnity Agreement among Executive Officers and
                 Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (No. 33-70156).
  Exhibit 10.23 Registration Rights Agreement, dated as of December 27, 1993, among Alexander Haagen Properties, Inc., Merrill Lynch Global
                 Allocation Fund, Inc., Merrill Lynch Special Value Fund,
                 Inc., and Merrill Lynch Multinational Investment Portfolios
                 Equity/Convertible Series (Global Allocation Portfolio), incorporated herein by reference to Exhibit 10.26 to the 1993
                 Form 10-K.
  Exhibit 10.24 Indemnity Agreement, dated as of December 27, 1993, by
                 Alexander Haagen Properties Operating Partnership, L.P. to
                 National Westminster Bank PLC, Capital Markets Branch, as agent, for the benefit of Merrill Lynch Global Allocation
                 Fund, Inc., Merrill Lynch Special Value Fund, Inc., and
                 Merrill Lynch Multinational Investment Portfolios
                 Equity/Convertible Series (Global Allocation Portfolio), incorporated herein by reference to Exhibit 10.27 to the 1993
                 Form 10-K.
  Exhibit 10.25 Loan Agreement, dated as of March 15, 1995, by and between the
                 Alexander Haagen Properties Finance Partnership, L.P. and
                 Nomura Asset Capital Corporation, incorporated herein by reference to Exhibit 10.31 to the 1994 Form 10-K.
  Exhibit 10.26 First Amendment to the Amended and Restated 1993 Stock Option
                 and Incentive Plan for Officers, Directors and Key Employees of Alexander Haagen Properties, Inc. and Haagen Property
                 Management, Inc., incorporated herein by reference to Exhibit
                 10.33 to the 1996 Form 10-K.

  Exhibit 10.27 Second Amendment to Agreement of Limited Partnership of
                 Alexander Haagen Properties Operating Partnership, L.P., dated as of March, 1995, incorporated herein by reference to Exhibit
                 10.34 to the 1996 Form 10-K.
  Exhibit 10.28 Third Amendment to Agreement of Limited Partnership of
                 Alexander Haagen Properties Operating Partnership, L.P., dated as of February 27, 1997, incorporated herein by reference to
                 Exhibit 10.35 to the 1996 Form 10-K.
  Exhibit 10.29 Stock Purchase Agreement by and among Prometheus Western
                 Retail, LLC and LF Strategic Realty Investors, L.P. and
                 Alexander Haagen Properties, Inc., dated as of June 1, 1997, incorporated herein by reference to the Company's 1997 Proxy
                 Statement.
  Exhibit 10.30 Stockholders Agreement by and among Lazard Freres Real Estate
                 Investors, LLC, LF Strategic Realty Investors, L.P.,
                 Prometheus Western Realty Investors, LLC and Alexander Haagen
                 Properties, Inc., dated as of June 1, 1997, incorporated herein by reference to the Company's 1997 Proxy Statement.
  Exhibit 10.31 Registration Rights Agreement by and among Alexander Haagen
                 Properties, Inc. and Prometheus Western Retail, LLC, dated as of June 1, 1997, incorporated herein by reference to the Company's 1997 Proxy Statement.
  Exhibit 10.32 Third Amendment to the Amended and Restated 1993 Stock Option
                 and Incentive Plan for Officers, Directors and Key Employees of Alexander Haagen Properties, Inc., Alexander Haagen
                 Properties Operating Partnership, L.P. and Haagen Property
                 Management, Inc., incorporated herein by reference to the Company's 1997 Proxy Statement.
  Exhibit 10.33 Fourth Amendment to the Amended and Restated 1993 Stock Option
                 and Incentive Plan for Officers, Directors and Key Employees of Alexander Haagen Properties, Inc., Alexander Haagen
                 Properties Operating Partnership, L.P. and Haagen Property
                 Management, Inc., incorporated herein by reference to the Company's 1997 Proxy Statement.
  Exhibit 10.34 Separation Agreement and Release by and between Alexander
                 Haagen, Sr., Alexander Haagen, III, Charlotte Haagen, Autumn
                 Haagen, Alexander Haagen III & Betty Haagen Trust fbo
                 Alexander Haagen IV UA 10/24/88, Alexander Haagen III & Betty
                 Haagen Trust fbo Autumn Haagen UA 10/24/88, Alexander Haagen
                 III & Betty Haagen Trust fbo Andrew Haagen UA 10/28/88, Haagen
                 Living Trust dated August 17, 1988, as amended and restated as of April 18, 1996, Haagen Limited Partnership and Lazard
                 Freres Real Estate Investors, LLC, Lf Strategic Realty
                 Investors, L.P., Prometheus Western Retail LLC, and Alexander
                 Haagen Properties, Inc., Alexander Haagen Properties Operating
                 Partnership, L.P. and Haagen Property Management, Inc., dated as of November 24, 1997, incorporated herein by reference to Exhibit No. 1 to Amendment #4 to the 13D filed by Prometheus
                 Western Retail, LLC and LF Strategic Investors, L.P. dated as of December 5, 1997, incorporated herein by reference to
                 Exhibit 10.34 to the Company's Form 10-K for the year ended
                 December 31, 1997 (the "1997 Form 10-K").
  Exhibit 10.35 Loan and Security Agreement by and between Alexander Haagen
                 Properties Operating Partnership, L.P. and Fred W. Bruning, dated as of December 29, 1997, incorporated herein by reference to Exhibit 10.35 to the 1997 Form 10-K.
  Exhibit 10.36 Credit Agreement among Alexander Haagen Properties Operating
                 Partnership, L.P, The Chase Manhattan Bank, Chase Securities,
                 Inc., Credit Lyonnais, New York Branch and CIBC, Inc., dated as of December 31, 1997, incorporated herein by reference to
                 Exhibit 10.36 to the 1997 Form 10-K.
  Exhibit 10.37 Fifth Amendment to the Amended and Restated 1993 Stock Option
                 and Incentive Plan for Officers, Directors and Key Employees of Alexander Haagen Properties, Inc., Alexander Haagen
                 Properties Operating Partnership, L.P. and Haagen Property
                 Management, Inc., incorporated herein by reference to the Company's 1998 Proxy Statement.

  Exhibit 21.1 Subsidiaries of the Company, incorporated herein by reference to
                Exhibit 10.34 to the Company's 1995 Form 10-K.
  Exhibit 23.1 Consent of Deloitte & Touche LLP
  Exhibit 27   Financial Data Table.

  B. Reports on Form 8-K

    None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California, on the 30th day of March, 1999.

                                          CENTERTRUST RETAIL PROPERTIES, INC.

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

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Arthur Solomon             Chairman of the Board         March 30, 1999
____________________________________
           Arthur Solomon

       /s/ Edward D. Fox             Director, Chief Executive     March 30, 1999
____________________________________  Officer and President
           Edward D. Fox              (Principal Executive
                                      Officer)

      /s/ R. Bruce Andrews           Director                      March 30, 1999
____________________________________
          R. Bruce Andrews

       /s/ Robert Barnum             Director                      March 30, 1999
____________________________________
           Robert Barnum

    /s/ Stuart J.S. Gulland          Director, Senior Vice         March 30, 1999
____________________________________  President--Chief Financial
        Stuart J.S. Gulland           Officer (Principal
                                      Financial Officer)

      /s/ Warner Heineman            Director                      March 30, 1999
____________________________________
          Warner Heineman

       /s/ Anthony Meyer             Director                      March 30, 1999
____________________________________
           Anthony Meyer

      /s/ Fred L. Riedman            Director                      March 30, 1999
____________________________________
          Fred L. Riedman

      /s/ Edward A. Stokx            Vice President and            March 30, 1999
____________________________________  Controller (Principal
          Edward A. Stokx             Accounting Officer)