Form 10-K/A
period 1998-12-31
CENTERTRUST RETAIL PROPERTIES INC
filed 1999-04-30
CIK 913292

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                                NONE REGISTERED
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $125,477,000 (computed on the basis of $11.375 per share), which was the last sale price on the New York Stock Exchange on April 28, 1999.

  As of April 28, 1999, $24,437,348 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
  1.  BUSINESS...........................................................    1
  2.  PROPERTIES.........................................................    6
  3.  LEGAL PROCEEDINGS..................................................   20
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   20
                                    PART II
  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS............................................................   21
  6.  SELECTED FINANCIAL DATA............................................   22
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS..............................................   23
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   30
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE...............................................   52
                                    PART III
 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   52
 11.  EXECUTIVE COMPENSATION.............................................   55
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   59
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   60
                                    PART IV
 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...   60
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors Continuing in Office

                                                                Director  Term
       Name                                                 Age  Since   Expires
       ----                                                 --- -------- -------
     R. Bruce Andrews......................................  58   1994    2001
     Robert T. Barnum......................................  53   1997    2000
     Edward D. Fox.........................................  51   1997    2001
     Anthony E. Meyer......................................  37   1997    2000
     Fred L. Riedman.......................................  68   1994    2000
     Arthur P. Solomon.....................................  59   1997    2001

  R. Bruce Andrews has served as a Director of the Company since February, 1994. Mr. Andrews has been the President and Chief Executive Officer of Nationwide Health Properties, a REIT specializing in health care properties, since September, 1989. He served as Chief Financial Officer, Chief Operating Officer and a director of American Medical International, Inc., an operator of health care facilities, from 1970 to 1986.

  Robert T. Barnum has served as a Director of the Company since August, 1997. Mr. Barnum is a private investor and an advisor to private equity funds, including Texas Pacific Group. He was the President and Chief Operating Officer of American Savings Bank from 1989 until its sale in 1997. Mr. Barnum served as the Chief Financial Officer of First Nationwide from 1984 to 1988 and the Krupp Companies, a major national real estate and financial services firm, from 1982 to 1984. He was a director of Harborside Healthcare until its sale in 1998 and a director of National Reinsurance until its sale to General Reinsurance in 1996. He is currently a director of Westcorp, a publicly-held thrift holding company and Berkshire Mortgage, a privately-held commercial mortgage banking company.

  Edward D. Fox has served as a Director of the Company since August, 1997 and in November, 1997 became Interim President and Chief Executive Officer of the Company, serving in such capacities until accepting the positions on a permanent basis in March, 1998. He has entered into an employment agreement with the Company providing for his employment until March, 2001. Prior to joining the Company, Mr. Fox was founding and managing Partner of CommonWealth Pacific, LLC, a major developer, owner and strategic advisor for office and mixed use properties in the western United States. He was a Senior Partner and the President of Maguire Thomas Partners from 1981 to 1995. Prior to that, Mr. Fox was with Arthur Andersen, the international accounting and consulting firm, where he specialized in real estate.

  Anthony E. Meyer has served as a Director of the Company since August, 1997. He is a Managing Director of Lazard Freres & Co., LLC and a principal of Lazard Freres Real Estate Investors, LLC. Mr. Meyer was a General Partner and Co-Founder of Trammell Crow Ventures, a $3 billion real estate investment and finance affiliate of the Trammell Crow Group from 1984 to 1993. He is a director of Dermody Properties and Cliveden Limited.

  Fred L. Riedman has served as a Director of the Company since February, 1994. From 1965 to 1998, Mr. Riedman was a partner with the law firm of Riedman, Dalessi & Dybens. Mr. Riedman is a trustee of the California Museum Foundation and has also served on the board of directors of the Aquarium of the Pacific at Long Beach, California since 1995.

  Arthur P. Solomon has served as a Director of the Company since August, 1997 and as Chairman of the Board since November, 1997. From 1987 to April 1999, Mr. Solomon was a Managing Director of Lazard Freres & Co., LLC and head of its real estate group. Mr. Solomon has also served as the senior principal of Lazard Freres Real Estate Investors, LLC. He was a Partner and head of real estate investment banking at Drexel Burnham Lambert from 1984 to 1987. From 1982 to 1984, Mr. Solomon was Chief Executive Officer of the Krupp Companies and served in the Johnson Administration on the President's Task Force on Domestic and Intergovernmental Affairs from 1967 to 1968. Mr. Solomon served as Executive Vice President and Chief Financial Officer of the Federal National Mortgage Association (FNMA) from 1980 to 1982.

  Messrs. Barnum, Fox, Meyer and Solomon were each originally designated for nomination to the Board by Prometheus Western Retail, LLC ("Prometheus") pursuant to a stockholders agreement between Prometheus, certain of its affiliates and the Company whereby the Company agreed to support the nomination and election of such nominees.

Nominees for Election as Director

                                       Present Position With   Director
        Name                       Age      The Company         Since
        ----                       --- ---------------------   --------
   Stuart J.S. Gulland............  37 Director, Senior Vice     1998
                                        President and Chief
                                        Financial Officer



  Stuart J.S. Gulland has served as a Director of the Company since April, 1998. Mr. Gulland also serves as the Company's Senior Vice President and Chief Financial Officer. He has entered into an employment agreement with the Company providing for his employment until September, 1999. He joined the Company in April, 1995. Previously, Mr. Gulland specialized in real estate with Deloitte & Touche, the international accounting and consulting firm. Mr. Gulland is a Certified Public Accountant and a Chartered Accountant and is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

Executive Officers

  The following table sets forth the names, ages and positions of each of the Company's executive officers.

      Name                  Age                          Position
      ----                  ---                          --------
   Edward D. Fox...........  51 President, Chief Executive Officer and Director

   Stuart J.S. Gulland.....  37 Senior Vice President, Chief Financial Officer and Director

   William P. Hewitt.......  49 Senior Vice President, Leasing

   Steven M. Jaffe.........  37 Senior Vice President, General Counsel and Secretary

   Joseph F. Paggi, Jr. ...  61 Senior Vice President, Assets

   Edward A. Stokx.........  33 Vice President and Controller

  In addition to Messrs. Fox and Gulland, whose biographies appear above, the following persons are executive officers of the Company:

  William P. Hewitt, Senior Vice President, Leasing, joined the Company in April, 1998 and has entered into an employment agreement with the Company providing for his employment until April, 2001. Previously, Mr. Hewitt served as a Senior Vice President of Forest City Development, where he was responsible for its West Coast commercial real estate portfolio, totaling in excess of five million square feet. Mr. Hewitt was with Forest City Development since 1988. From 1984 to 1987, he served as Vice President/Director of Leasing for MacDonald Group. Mr. Hewitt is a graduate of California State University at Northridge.

  Steven M. Jaffe, Senior Vice President, General Counsel, and Secretary of the Company, has been with the Company since September, 1993 and has entered into an employment agreement with the Company providing for his employment until September, 1999. Mr. Jaffe had previously served as counsel for The Alexander Haagen Company, a predecessor to the Company, since 1990. Prior to his employment with The Alexander Haagen Company, Mr. Jaffe was an associate with the Los Angeles law firm of Pircher, Nichols and Meeks. Mr. Jaffe is a member of the California Bar Association and is a graduate of the University of California at Berkeley and Hastings College of the Law.

  Joseph F. Paggi, Jr., Senior Vice President, Assets, joined the Company in April, 1998. From 1993 to 1998 he was Senior Vice President for Blatteis Realty Co., a 75 year old firm specializing in retail properties nationally. From 1989 to 1998 Mr. Paggi served as a consultant for Waterfront Renaissance Associates, owner/developer of Philly Walk, and as a retail development consultant to Playa Capital Company, LLC, the successor to Maguire Thomas Partners for the development of Playa Vista, a 1,300 acre mixed-use project near Marina Del Rey, California. Mr. Paggi was a national retail consultant for Maguire Thomas Partners from 1988 to 1993. He is a graduate of UCLA and Loyola University School of Law.

  Edward A. Stokx, Vice President and Controller, joined the Company in October, 1997. Prior to joining the Company, Mr. Stokx was a Senior Manager with Deloitte & Touche LLP and in his capacity with Deloitte & Touche LLP was associated with the Company from 1993 to October, 1997. Mr. Stokx is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Public Accountants. Mr. Stokx is a graduate of Loyola Marymount University.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports with the Securities and Exchange Commission and the Company disclosing their initial beneficial ownership of the Company's equity securities and changes in such ownership.

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company by the directors, executive officers and greater than 10% beneficial owners, all Section 16(a) filing requirements were satisfied during the fiscal year ended December 31, 1998, except that the following reports were filed late: (1) one Form 5 with respect to two Section 16(b) exempt transactions in 1998 for each of Messrs. Heineman, Gulland and Jaffe; (2) one Form 5 with respect to four Section 16(b) exempt transactions in 1998 for Mr. Fox; (3) two Forms 4 with respect to two Section 16(b) exempt transactions in 1998 for each of Messrs. Andrews and Riedman; (4) two Forms 4 with respect to three transactions in 1998, two of which were Section 16(b) exempt transactions, for Mr. Stokx; (5) three Forms 4 with respect to three transactions in 1998, two which were Section 16(b) exempt transactions, for Mr. Barnum; (6) one Form 4 with respect to three transactions in 1998 for Mr. Granados; (7) one Form 3 with respect to their appointments as officers in 1998 for each of Messrs. Granados, Hewitt and Paggi; and (8) one Form 3 with respect to his appointment as an officer in 1997 for Mr. Stokx. In addition, Mr. Bruning inadvertently failed to file one Form 4 with respect to one transaction in 1998.

ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table

  The following table sets forth information concerning the compensation awarded to, earned by or paid during the fiscal years ended December 31, 1996, 1997 and 1998 to the Company's Chief Executive Officer and five other current or former executive officers of the Company (the "Named Executive Officers").

                                                         Long Term
                           Annual Compensation         Compensation
                           ----------------------- ---------------------------
                                                   Restricted       Securities
                                                     Stock          Underlying  All Other
 Name and Principal              Salary     Bonus    Awards          Options   Compensation
 Position                  Year ($)(a)       ($)     ($)(b)           (#)(c)       ($)
 ------------------        ---- -------    ------- ----------       ---------- ------------
Edward D. Fox............. 1998       0(d)       0 1,012,500(e)      300,000     683,954(d)
 President and Chief       1997  74,000          0         0               0           0
 Executive Officer         1996       0          0         0               0           0

Stuart J.S. Gulland....... 1998 220,488     75,000         0         100,000           0
 Senior Vice President and 1997 177,531          0    77,500(f)       60,000           0
 Chief Financial Officer   1996 138,000     50,000         0               0           0

Steven M. Jaffe........... 1998 220,298     75,000         0         100,000           0
 Senior Vice President,    1997 188,462          0    77,500(f)       87,500           0
 General Counsel and       1996 171,657          0         0               0           0
 Corporate Secretary

Mark D. Granados(g)....... 1998 251,919          0         0         100,000           0
 Former Vice President,    1997       0          0         0               0           0
 Director of               1996       0          0         0               0           0
 Acquisitions

William P. Hewitt......... 1998 172,305          0   100,000(h)      100,000           0
 Senior Vice President,    1997       0          0         0               0           0
 Leasing                   1996       0          0         0               0           0

Fred W. Bruning........... 1998 178,888    100,000         0               0     236,000(i)
 Former Senior Vice        1997 311,904     76,501    77,500(f)(j)   100,000           0
 President and             1996 339,700    108,900         0               0           0
 Chief Investment Officer

--------

(a) Includes accrued vacation paid out.

(b) Represents restricted stock granted under the Restated Plan. All the restricted stock vests in equal one-third amounts over a three year period except for Mr. Fox's restricted shares which vest over a one year period. The value of the restricted stock is calculated by multiplying the closing market price of the Company's Common Stock on the date of the grant by the number of shares awarded.

(c) Represents options to purchase Common Stock granted under the Restated Plan. The 1997 options vest over a three-year period, are also tied to stock price performance, and have exercise prices ranging from $15.00 to $15.50. The 1998 options vest over a three year period and have exercise prices ranging from $15.00 to $16.85. See "--Aggregated Option Exercises and Fiscal Year-End Option Value Table."

(d) In lieu of cash compensation, Mr. Fox elected to receive his compensation in 1998 in the form of restricted stock. The value of the restricted stock is calculated by multiplying the closing market price of the Company's Common Stock on the date of the grant by the number of shares awarded.

(e) Represents the value of 60,000 shares of restricted stock granted under the Restated Plan on March 30, 1998. As of December 31, 1998, none of the shares of restricted stock had vested.

(f) Represents the value of 5,000 shares of restricted stock granted under the Restated Plan on February 27, 1997. As of December 31, 1998, 1,667 of such shares had vested.

(g) Effective April 1, 1999, Mr. Granados resigned from his position with the Company. Mr. Granados has been retained as a consultant by the Company.

(h) Represents the value of 6,154 shares of restricted stock granted under the Restated Plan on April 27, 1998. As of December 31, 1998, none of the shares had vested.

(i) Represents amounts paid or to be paid to Mr. Bruning subsequent to his resignation from the Company on May 20, 1998 for consulting services.

(j) 3,333 of such shares were canceled upon Mr. Bruning's resignation from the Company on May 20, 1998.

Option/SAR Grants In Last Fiscal Year

                                     Individual Grants
                        --------------------------------------------
                                                                         Potential
                                                                     Realizable Value
                                                                     at Assumed Annual
                                                                      Rates of Stock   Alternative
                                                                           Price         to and
                                     Percent of                      Appreciation for  Grant Date
                         Number of     Total                            Option Term       Value
                        Securities  Options/SARs Exercise            ----------------- -----------
                        Underlying   Granted to  of Base                               Grant Date
                        Option/SARs Employees in  Price   Expiration                     Present
         NAME           Granted (#) Fiscal Year   ($/Sh)     Date    5% ($)   10% ($)   Value ($)
         ----           ----------- ------------ -------- ---------- ------- --------- -----------
Edward D. Fox..........   300,000      32.15%     16.875   3/27/08   923,708 4,469,348 (1,387,500)
 President and Chief
 Executive Officer

Stuart J.S. Gulland....   100,000      10.72%      15.00   8/20/08   495,403 1,677,283   (275,000)
 Senior Vice President
 and Chief Financial
 Officer

Steven M. Jaffe........   100,000      10.72%      15.00   8/20/08   495,403 1,677,283   (275,000)
 Senior Vice President,
 General Counsel and
 Corporate Secretary

Mark D. Granados(a)....   100,000      10.72%      15.00   8/20/08   495,403 1,677,283   (275,000)
 Vice President,
 Director of
 Acquisitions

William P. Hewitt......   100,000      10.72%      15.00   8/20/08   495,403 1,677,283   (275,000)
 Senior Vice President,
 Leasing

Fred W. Bruning(b).....         0          0         --        --        --        --         --
 Former Senior Vice
 President and Chief
 Investment Officer

--------

(a) Effective April 1, 1999, Mr. Granados resigned from his position with the Company. Mr. Granados has been retained as a consultant by the Company.

(b) Effective May 20, 1998, Mr. Bruning resigned from his positions with the Company.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

  The following table provides information related to the exercise of stock options during the year ended December 31, 1998 by each of the Named Executive Officers and the 1998 fiscal year-end value of unexercised options.

                                                                            Value of
                                                          Number of        Unexercised
                                                         Unexercised      In-the-Money
                                                      Options at Fy-End Options at Fy-End
                         Shares Acquired    Value       Exercisable/      Exercisable/
  Name                   on Exercise (#) Realized ($) Unexercisable (#) Unexercisable ($)
  ----                   --------------- ------------ ----------------- -----------------
Edward D. Fox...........         0             0            0/300,000    $     0/$    0
Stuart J.S. Gulland.....         0             0       61,875/180,625    $12,891/$4,297
Steven M. Jaffe.........         0             0        8,646/180,784    $ 1,047/$   80
Mark D. Granados(a).....         0             0            0/100,000    $     0/$    0
William P. Hewitt.......         0             0            0/100,000    $     0/$    0
Fred W. Bruning(b)......         0             0       68,750/113,750    $ 8,594/$8,594

--------

(a) Effective April 1, 1999, Mr. Granados resigned from his position with the Company. Mr. Granados has been retained as a consultant by the Company.

(b) Effective May 20, 1998, Mr. Bruning resigned from his positions with the Company.

Employment and Change-in-Control Agreements

  On November 24, 1997, Alexander Haagen, Sr., Alexander Haagen III, and Charlotte Haagen resigned from their positions with the Company, and the Company entered into a Separation Agreement and Release (the "Separation Agreement") with Alexander Haagen, Sr., Alexander Haagen III, Charlotte Haagen, and certain related persons (together, the "Haagen Family"). Pursuant to the Separation Agreement, the Company agreed to pay to the Haagen Family approximately $2.7 million in cash, to accelerate vesting of all granted stock options and restricted stock awards, to grant and vest all previously committed restricted stock awards, and to purchase from the Haagen Family or cause to be purchased on May 25, 1999, substantially all of the Common Stock and OP Units owned by the Haagen Family at market price, but no lower than $17.00 per share. In addition, for certain defined periods the Company agreed to continue to provide the Haagen Family certain medical benefits and administration assistance.

  On November 24, 1997, Edward D. Fox was appointed as interim President and Chief Executive Officer. On March 11, 1998, Mr. Fox accepted the position on a permanent basis and entered into an employment agreement with the Company providing for his employment as President and Chief Executive Officer until March 2001. During the term of such contract, compensation will be paid to Mr. Fox at the annual rate of $375,000 or should the Board of Directors increase such salary, at the then present salary. Mr. Fox's employment contract also provides for a bonus of $282,000 if he is employed by the Company on December 31, 1998 and an additional $93,000 if he is employed by the Company on March 9, 1999. Bonuses in future years are to be as determined by the Board of Directors. On March 30, 1998, the Company granted Mr. Fox 60,000 shares of restricted stock and options to purchase 300,000 shares of Common Stock at an exercise price of $16.875 per share subject to vesting requirements under the Restated Plan. Mr. Fox elected to receive his 1998 compensation in the form of restricted stock. Pursuant to such election, he was granted 45,034 shares of restricted stock in 1998.

  Effective May 20, 1998, Fred W. Bruning resigned from his positions with the Company, and the Company has entered into a Separation Agreement and Release (the "Bruning Separation Agreement") with Mr. Bruning. Pursuant to the Bruning Separation Agreement, the Company agreed (i) to pay to Mr. Bruning approximately $236,000 over a nine month period during which Mr. Bruning has agreed to provide the Company with consulting services, (ii) to accelerate vesting of granted stock options that would have vested within three months of Mr. Bruning's resignation, (iii) to extend the expiration of vested options from 90 days following termination to one year, and (iv) to forbear on collecting amounts owed the Company under a loan agreement, secured by his ownership interests in the Company, with Mr. Bruning for a maximum of six months after it becomes due and payable pursuant to its terms. In addition, the Company agreed to continue to provide Mr. Bruning certain medical benefits for one year following his termination.

  Effective April 1, 1999, Mark Granados resigned from his position as Vice President, Director of Acquisitions. Prior to his resignation, Mr. Granados had entered into an employment agreement providing for his employment until December 31, 2000. The employment agreement provided for an annual salary of $250,000, bonuses as determined by the Board and options to purchase 100,000 shares of Common Stock subject to certain vesting requirements. Upon his resignation on April 1, 1999, the Company entered into a consulting agreement with Mr. Granados providing for his services as a consultant to the Company until January 6, 2001.

  The Company has entered into an employment agreement with William P. Hewitt, dated as of April 27, 1998, providing for his employment as Senior Vice President, Leasing until April 27, 2001. During the term of such contract, compensation will be paid to Mr. Hewitt at the annual rate of $250,000 or should the Board of Directors increase such salary, at the then present salary. Mr. Hewitt's employment contract also provides for bonuses as determined by the Board of Directors. Pursuant to Mr. Hewitt's employment agreement, the Company granted Mr. Hewitt 6,154 shares of restricted stock and options to purchase 100,000 shares of Common Stock subject to vesting requirements under the Restated Plan.

  The Company has entered into an employment agreement with Stuart J.S. Gulland, dated as of March 1, 1998, providing for his employment as Senior Vice President and Chief Financial Officer until September 30, 1999. During the term of such contract, compensation will be paid to Mr. Gulland at the annual rate of $230,000 or should the Board of Directors increase such salary, at the then present salary. Mr. Gulland's employment contract also provides for bonuses as determined by the Board of Directors. Pursuant to Mr. Gulland's employment agreement, the Company granted Mr. Gulland options to purchase 100,000 shares of Common Stock subject to vesting requirements under the Restated Plan.

  The Company has entered into an employment agreement with Steven M. Jaffe, dated as of March 1, 1998, providing for his employment as Senior Vice President, General Counsel and Corporate Secretary until September 30, 1999. During the term of such contract, compensation will be paid to Mr. Jaffe at the annual rate of $220,000 or should the Board of Directors increase such salary, at the then present salary. Mr. Jaffe's employment contract also provides for bonuses as determined by the Board of Directors. Pursuant to Mr. Jaffe's employment agreement, the Company granted Mr. Jaffe options to purchase 100,000 shares of Common Stock subject to vesting requirements under the Restated Plan.

  The Bylaws of the Company provide for indemnification of the officers, directors, employees and agents of the Company pursuant to the Maryland General Corporation Law. The Maryland General Corporation Law permits the indemnification of any officer, director, employee or agent of the Company against expenses and liabilities in any action arising out of such person's activities on behalf of the Company, if such person acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company or in a manner he had no reasonable cause to believe was unlawful.

Compensation Committee Interlocks and Insider Participation

  Messrs. Heineman (Chairman), Andrews, Riedman and Barnum currently serve on the Compensation Committee. None of the Compensation Committee members is or has been an officer or employee of the Company and each is an Independent Director. For a description of the background of each of these individuals, see "Election of Directors." For a discussion of interrelationships involving members of the Compensation Committee or other directors of the Company, see
Item 13 "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  The following table sets forth information as of December 31, 1998 regarding beneficial ownership of the Common Stock of the Company by (1) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (2) each director and nominee for director of the Company, (3) the Chief Executive Officer and the other named executive officers of the Company and (4) the Company's executive officers and directors as a group.

                                           Shares Beneficially
                                                  Owned
                                         -------------------------------------
                                          Amount and
                                          Nature of
                                          Beneficial                Percent of
Name of Beneficial Owner                 Ownership(a)                Class(b)
------------------------                 ------------               ----------
Prometheus Western Retail, LLC..........  15,666,666(c)                56.8%
 30 Rockefeller Plaza
 New York, NY 10020
Merrill Lynch & Co., Inc. ..............   1,666,668(d)                 6.6%
 World Financial Center, North Tower
 250 Vesey Street, New York, NY 10281
Heitman PRA Securities Advisors.........   1,297,500(e)                 5.0%
 180 N. La Salle St., Ste, 3600
 Chicago, IL 60601
Haagen Limited Partnership..............   3,962,482(f)                13.8%
Edward D. Fox...........................     106,034(g)                 *
Mark D. Granados........................         --                     *
Stuart J.S. Gulland.....................      66,875(h)                 *
William P. Hewitt.......................       6,154(i)                 *
Steven M. Jaffe.........................      13,646(j)                 *
R. Bruce Andrews........................      19,400(k)                 *
Warner Heineman.........................      18,400(k)                 *
Fred L. Riedman.........................      14,400(k)                 *
Robert T. Barnum........................      13,000                    *
Anthony E. Meyer........................         --                     *
Arthur P. Solomon.......................         --                     *
Fred W. Bruning.........................     332,750(l)                1.3%
All Directors and Executive Officers as
 a group (11 persons)...................     288,644(g)(h)(i)(j)(m)    1.1%

--------

 * Less than 1%

(a) For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of shares of Common Stock listed in this table have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(b) Based on 25,346,727 shares of Common Stock outstanding as of December 31, 1998.

(c) Assuming consummation of the purchase of all shares of Common Stock to be purchased pursuant to a stock purchase agreement between the stockholder and the Company and assuming no other changes, the percent of class would equal 56.8%. The Schedule 13G filed by the stockholder indicates sole voting power and sole dispositive power with respect to all shares.

(d) The Schedule 13G filed by the stockholder indicates shared investment and dispositive power with respect to all shares. Includes shares that the holder has the right to acquire through the exchange of 7 1/4% exchangeable subordinated debentures due in 2003.

(e) Although the stockholder has not filed a Schedule 13G, the Company believes that the stockholder owns the number of shares indicated.

(f) In connection with the retirement of Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen III (the "Haagen Family") from the Company, the Company has agreed to purchase from Haagen Limited Partnership, on May 25, 1999, 817,534 shares of Common Stock and 2,839,284 OP Units at a price per share equal to the greater of $17 or the then current market price. Certain of the shares of Common Stock to be repurchased represent options that must be exercised by the Haagen Family.

(g) Includes 60,000 shares of restricted stock received per the terms of Mr. Fox's employment contract and 45,034 shares of restricted stock received in lieu of cash compensation.

(h) Includes options to purchase 61,875 shares which are exercisable within 60 days as of December 31, 1998.

(i) Represents shares of restricted stock received per the terms of Mr. Hewitt's employment contract.

(j) Includes options to purchase 8,646 shares of Common Stock which are exercisable within 60 days as of December 31, 1998.

(k) Includes options to purchase 11,400 shares of Common Stock which are exercisable within 60 days as of December 31, 1998.

(l) Includes options to purchase 68,750 shares of Common Stock and 262,333 OP Units which are exchangeable for shares of Common Stock.

(m) Includes options to purchase 104,721 shares of Common Stock which are exercisable within 60 days as of December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



  In December 1997, the Company extended a loan of $3,138,586 to Fred W. Bruning. Interest on the loan is at a rate of 7.45%. The loan was secured by all of Mr. Bruning's actual and beneficial ownership interest in the Company. The loan was scheduled to mature in December 2004, but became due in full six months following the termination of Mr. Bruning's employment with the Company. As a part of the Severance Agreement between the Company and Mr. Bruning (the "Bruning Severance Agreement"), the Company has agreed to forbear on collecting the loan for a maximum additional six months provided that Mr. Bruning complies with the Bruning Severance Agreement.

  During 1998, the Company sold its Sears Hollywood facility, a single tenant facility for proceeds of $5.4 million which resulted in a net gain of $1.1 million. In addition, the Company purchased the Manhattan Beach, California building in which its corporate headquarters are located for $3.2 million. Both of the above transactions were with affiliates of Alexander Haagen, Sr., the Company's former chairman, and were negotiated at arms-length.

  In connection with the Separation Agreement, as described in "Employment and Change-in-Control Agreements" above, the Company has agreed to purchase, or cause to have purchased, from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a price per share equal to the greater of $17 or the then current market price (as determined in accordance with the Separation Agreement). A portion of shares to be repurchased require that certain stock options be exercised by the Haagen Family resulting in a net obligation to the Company of $58.8 million. Under the terms of the Separation Agreement, the Haagen Family may not sell such shares other than in certain open market transactions on the New York Stock Exchange. Included in the Shares to be repurchased are 590,034 shares of Common Stock as of December 31, 1998.

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

                                                                           Page
                                                                          Number
                                                                          ------
   3. Exhibits...........................................................   61

  The following exhibits are included as part of this Annual Report on Form 10-K/A as required by Item 601 of Regulation S-K. The exhibits identified by asterisks are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K/A.

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

  B. Reports on Form 8-K

    None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California, on the 29th day of April, 1999.

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