Form 10-Q
period 1999-03-31
CENTERTRUST RETAIL PROPERTIES INC
filed 1999-05-17
CIK 913292

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

    For the quarterly period ended March 31, 1999

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

                               ----------------

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   As of May 14, 1999, 24,437,348 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  CENTER TRUST

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements
         Consolidated Balance Sheets as of March 31, 1999 (unaudited)
         and December 31, 1998..........................................     3
         Consolidated Statements of Operations (unaudited) for the three
         months ended March 31, 1999 and 1998...........................     4
         Consolidated Statements of Cash Flows (unaudited) for the three
         months ended March 31, 1999 and 1998...........................     5
         Notes to Consolidated Financial Statements (unaudited).........     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     8
 PART II OTHER INFORMATION..............................................    13
 SIGNATURES..............................................................   14

                                  CENTER TRUST

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        March 31,   December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (unaudited)
                        ASSETS
                        ------
Rental properties..................................... $1,064,324    $1,074,629
Accumulated depreciation and amortization.............   (139,320)     (141,785)
                                                       ----------    ----------
Rental properties, net................................    925,004       932,844
Cash and cash equivalents.............................      6,471         6,636
Tenant receivables, net...............................     10,879        13,543
Other receivables.....................................      6,805         7,984
Restricted cash and securities........................     16,423         5,437
Deferred charges, net.................................     19,575        18,682
Other assets..........................................      2,134         1,895
                                                       ----------    ----------
    Total............................................. $  987,291    $  987,021
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
LIABILITIES:
  Secured Debt........................................ $  492,629    $  497,386
  7 1/2% Convertible subordinated debentures..........    138,595       138,599
  7 1/4% Exchangeable subordinated debentures.........     30,000        30,000
  Accrued dividends and distributions.................     10,583        10,931
  Accrued interest....................................      3,815         5,873
  Accounts payable and other accrued expenses.........      8,775         6,718
  Accrued construction costs..........................      1,938         1,955
  Tenant security and other deposits..................      6,562         5,957
                                                       ----------    ----------
    Total liabilities.................................    692,897       697,419
                                                       ----------    ----------
MINORITY INTERESTS:
  Operating Partnership (4,938,240 and 4,978,240 units
   issued as of March 31, 1999 and December 31, 1998,
   respectively)......................................     49,384        47,717
  Other minorities....................................      1,451         1,514
                                                       ----------    ----------
    Total minority interests..........................     50,835        49,231
                                                       ----------    ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK (590,034 shares outstanding,
 redeemable on May 25, 1999)..........................      9,903         9,903
                                                       ----------    ----------
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 23,847,314 24,756,693 shares issued and
   outstanding at March 31, 1999 and December 31,
   1998, respectively.................................        238           248
  Additional paid-in capital..........................    345,392       354,281
  Accumulated distributions and deficit...............   (111,974)     (124,061)
                                                       ----------    ----------
    Total stockholders' equity........................    233,656       230,468
                                                       ----------    ----------
    Total............................................. $  987,291    $  987,021
                                                       ==========    ==========

                See Notes to Consolidated Financial Statements.

                                  CENTER TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                             ----------------
                                                              1999     1998
                                                             -------  -------
REVENUES:
  Minimum rents............................................. $26,225  $19,532
  Recoveries from tenants...................................   8,133    6,173
  Percentage rents..........................................     618      239
  Other income..............................................   1,190    1,225
                                                             -------  -------
    Total revenues..........................................  36,166   27,169
                                                             -------  -------
EXPENSES:
  Interest..................................................  13,095   10,254
  Depreciation and amortization.............................   6,026    5,389
  Property Operating Costs:
   Common Area..............................................   5,527    4,077
   Property taxes...........................................   3,607    2,772
   Leasehold rentals........................................     424      411
   Marketing................................................     141       75
   Other operating..........................................   1,338    1,190
  General and administrative................................   1,530      709
                                                             -------  -------
    Total expenses..........................................  31,688   24,877
                                                             -------  -------
INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF ASSETS AND
 MINORITY INTERESTS.........................................   4,478    2,292
Gain on sale of assets......................................  20,575      --

MINORITY INTERESTS:
  Operating Partnership.....................................  (4,089)    (443)
  Other minorities..........................................     (72)     (69)
                                                             -------  -------
NET INCOME.................................................. $20,892  $ 1,780
                                                             =======  =======
BASIC INCOME PER SHARE...................................... $  0.83  $  0.10
                                                             =======  =======
DILUTED INCOME PER SHARE.................................... $  0.70  $  0.10
                                                             =======  =======
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING...................  25,243   17,646
                                                             =======  =======
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING.................  34,610   17,646
                                                             =======  =======


                 See Notes to Consolidated Financial Statements

                                  CENTER TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................. $ 20,892  $  1,780
Adjustment to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization of rental properties.......    6,026     5,389
  Amortization of deferred financing costs.................      751       683
  Gain on Sale of Assets...................................  (20,575)      --
  Minority interests in operations.........................    4,161       512
  Net changes in operating assets and liabilities..........    1,891    (4,984)
                                                            --------  --------
  Net cash provided by operating activities................   13,146     3,380
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties................................  (18,484)  (42,128)
  Construction and development costs.......................   (3,055)   (8,027)
  Net proceeds from sale of properties.....................   45,415       --
                                                            --------  --------
  Net cash provided by (used by) investing activities......   23,876   (50,155)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing.................   (1,112)     (740)
  Borrowings on secured line of credit.....................   33,017    56,508
  Repayment of secured line of credit......................  (36,450)  (42,000)
  Proceeds from sale of common stock.......................      --     40,473
  Purchase of common stock.................................   (9,953)      --
  Repurchase of OP Units...................................      (75)      --
  Costs of obtaining financing.............................     (638)     (320)
  (Increase) decrease in restricted cash and securities....  (10,986)    2,430
  Dividends to shareholders................................   (9,138)   (5,823)
  Distributions to minority interests......................   (1,927)   (1,700)
                                                            --------  --------
    Net cash (used in) provided by financing activities....  (37,187)   48,828
                                                            --------  --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......     (165)    2,053
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD..........    6,636     3,613
                                                            --------  --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD................ $  6,471  $  5,666
                                                            ========  ========
NON-CASH TRANSACTIONS:
  Fair value of debt assumed to acquire properties ........ $    --    $58,613
                                                            ========  ========
  Issuance of Operating Partnership Units to Acquire
   Properties.............................................. $    --   $ 15,089
                                                            ========  ========

                 See Notes to Consolidated Financial Statements

                                 CENTER TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   CenterTrust Retail Properties, Inc., dba Center Trust (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of March 31, 1999 the Company owned 62 retail shopping centers (the "Properties") comprising 10.2 million square feet of total shopping center gross leasable area ("GLA").

   The accompanying financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

   Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 financial statement presentation.

2. Property Transactions

   During the quarter, the Company sold two assets for approximately $47.1 million. On January 26, 1999 the Company sold the Sam's Club located in Fountain Valley, California ("Sam's Club"), a 120,000 square foot facility. On February 15, 1999, the Company sold The City Center, a 194,000 square foot mature community shopping center located in San Francisco, California. These transactions resulted in a combined gain of $20.6 million.

   Sam's Club was one of six properties, which secured a $55.6 million mortgage pool. Because of restrictions on prepayment, the Company was obligated to purchase $11.0 million of U.S. Treasury Securities (the "Securities") to secure and repay $8.0 million of the $55.6 mortgage pool. Scheduled interest and principal payments will be made with proceeds from the Securities. The average yield on the Securities is 4.9%. The securities mature at various dates through April 1, 2010. The Company is prohibited from selling or replacing any of the Securities. Proceeds from the sale of The City Center and the balance of the proceeds from Sam's Club were used to reduce the balance on the Company's secured credit facility.

   On February 17, 1999, the Company acquired Randolph Plaza, an 180,000 square foot community shopping center located in Tucson, Arizona for approximately $9.8 million. On March 12, 1999, the Company purchased a 109,000 square foot Target store that anchors its Southpointe Plaza Shopping Center in Sacramento, California.

3. Redeemable Common Stock

   In connection with the Separation Agreement entered into between the Company and the Haagen Family, the Company has agreed to purchase, or cause to have purchased, from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a price per share equal to the greater of $17 or the then current market price (as determined in accordance with the Separation Agreement). Portions of the shares to be repurchased require that certain stock options be exercised by the Haagen Family resulting in a net obligation to the Company of $58.8 million. Under the terms of the Separation Agreement, the Haagen Family may not sell such shares other than in certain open market transactions on the New York Stock Exchange. Included in the Shares to be repurchased are 590,034 shares of Common Stock.

                                 CENTER TRUST

4. Stockholder's Equity

   In October 1998, the Board of Directors authorized the Company to repurchase up to $25 million of its common stock through the open market or in privately negotiated transactions over a period of twelve months. During the three months ended March 31, 1999, the Company repurchased 958,000 shares for an average price of $10.29 bringing the total number of shares acquired to 1,403,400 for an aggregate cost of $15,131,000.

   On April 20, 1999 the Company paid a $0.36 dividend to shareholders of record as of March 31, 1999.

5. Per Share Data

   In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share ("EPS") is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic EPS for the three-month periods ended March 31, 1999 and 1998 was 25,243,000 and 17,646,000, respectively. The weighted average number of shares of common stock used in the computation of diluted EPS for the three-month periods ended March 31, 1999 and 1998 was 34,610,000 and 17,646,000. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented is due entirely to the effect of outstanding options issued under the Company's Amended and Restated 1993 Stock Option and Incentive Plan and the Company's convertible and exchangeable debentures.

6. Subsequent Event

   Subsequent to March 31, 1999, the Company obtained a $52.0 million 10-year non-recourse mortgage. The mortgage is secured by four properties and bears interest at a fixed rate of 7.75%. Proceeds from the mortgage were used to pay-off $34.5 million of existing fixed rate mortgages, net of a $655,000 prepayment penalty, which had a weighted average interest rate of 8.96%. $27.9 million of the mortgages paid-off had maturity dates in 1999. The balance of the proceeds were used to pay-down the Company's secured credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained elsewhere in this document.

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

Results of Operations

 Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998.

   Rental revenues increased by $9.0 million to $36.2 million for the three months ended March 31, 1999 from $27.2 million for the three months ended March 31, 1998. The acquisition of 20 community shopping centers subsequent to January 1, 1998 resulted in an increase of $9.5 million in revenues. Offsetting this increase was a reduction of $0.9 million related to the sale of two assets subsequent to March 31, 1998. The balance of the increase resulted from a 3% increase in revenues from properties owned prior to January 1, 1998.

   Property operating costs increased by $2.5 million to $11.0 million for the three months ended March 31, 1999 from $8.5 million for the three months ended March 31, 1998. Substantially all of the increase is a result of increased property taxes and operating costs as a result of the 20 properties acquired during 1998 and 1999. Increased operating costs at the existing properties accounted for $0.2 million of the increase.

   Interest expense increased to $13.1 million for the three months ended March 31, 1999 from $10.3 million for the three months ended March 31, 1998. The increase resulted from additional borrowings on the Company's line of credit and the assumption of $70.3 million in mortgage debt associated with the acquisition of twenty community shopping centers in 1998 and 1999.

   General and Administrative costs increased by $0.8 million from $0.7 million for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999. The increase was primarily the result of the change in accounting for internal costs related to the acquisition of real estate as mandated by the Financial Accounting Standards Board. In addition the Company increased staffing in order to accommodate its Company's growth, such increases included senior management as well as regional property management personnel.

   Net income increased by $19.1 million from $1.8 million for the three months ended March 31, 1998 to $20.9 million for the three months ended March 31, 1999. In addition to the reasons stated above, included in net income was a gain on sale of real estate assets of $20.6 million. This gain resulted from the sale of the Sam's Club in Fountain Valley, California, a single tenant facility and The City Center, in San Francisco, California.

Selected Property Information

   Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
   Retail Properties (62 in 1999 and 54 in 1998):
     Regional Malls............................................ $ 4,773 $ 4,443
     Community Centers.........................................  18,648  12,183
     Single Tenants............................................   1,520   1,848
   Other income................................................     188     170
                                                                ------- -------
     Net Operating Income...................................... $25,129 $18,644
                                                                ======= =======

   The following summarizes the percentage of leased GLA (excluding non-owned
GLA) as of:

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
   Retail Properties (62 in 1999 and 63 in 1998):
     Community Centers...................................    91.8%      91.9%
     Regional Malls......................................    89.1       90.9
     Single Tenants......................................   100.0      100.0
   Aggregate Portfolio...................................    92.3       92.7

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

   The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
   Funds From Operations
   Net income................................................ $20,892  $ 1,780
   Adjustments to reconcile net income to funds from
    operations:
   Depreciation and Amortization:
     Buildings and improvements..............................   4,282    3,953
     Tenant improvements and allowances......................   1,257    1,066
     Leasing costs...........................................     454      329
   Minority Interests........................................   4,009      367
   Gain on Sale of Assets.................................... (20,575)     --
   Other.....................................................     393       25
                                                              -------  -------
   Funds from Operations, basic..............................  10,702    7,520
   Debenture interest expense................................   3,142    3,142
   Amortization of debenture financing costs.................     325      325
                                                              -------  -------
   Funds from Operations, basic.............................. $14,169  $10,987
                                                              =======  =======

   Funds from operations, on a basic basis, increased to $10.7 million for the three months ended March 31, 1999, as compared to $7.5 million for the same period in 1998. On a diluted basis, assuming conversion of the debentures, funds from operations increased to $14.2 million from $11.0 million. The increase in funds from operations is principally a result of the reasons stated above under Results of Operations.

   Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of Center Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity Sources and Requirements

   The Company intends to meet its short-term cash requirements from cash generated from operations. The company anticipates that revenues generated from the Company's real estate will be sufficient to cover operating expenses, debt service requirements and dividends to shareholders.

   As of March 31, 1999, the Company sold 13,406,434 shares of common stock to an affiliate of Lazard Freres Real Estate Investors, LLC ("LFREI"), under the terms of an agreement to purchase $235 million in common stock at $15 per share, for aggregate proceeds of $201.1 million. The Company will sell the remaining 2,260,232 shares to LFREI for proceeds of $33.9 million on or prior to May 19, 1999.

   The Operating Partnership has a secured revolving line of credit with a maximum borrowing limit of $250 million (the "Credit Facility"). The Credit Facility will provide continued funding for the Company's acquisitions, stock repurchase program and redevelopment activities. The Credit Facility expires in December 2000. As of March 31, 1999, the outstanding borrowings on the Credit Facility were $197.5 million, with an additional $4.8 million having been utilized to provide letters of credit.

   To the extent that borrowings under the Credit Facility are less than the outstanding commitment from LFREI, the interest rate on such portion will be London Inter-Bank Offering Rate ("LIBOR") plus 100 basis points. To the extent the borrowings are in excess of the outstanding LFREI commitment such excess will bear interest at LIBOR plus 137.5 basis points.

   Mortgage loans maturing of $15.8 million in 1999 and $8.1 million in 2001, as well as significant amounts due from 2002 to 2015, may require refinancing.Additionally, the Company's secured line of credit is due in 2000 and the convertible debentures of $138.6 million and exchangeable debentures of $30.0 million are due in 2001 and 2003, respectively. The Company believes, based on the collateral available within the Properties, that it will be able to effect such refinancings.

   Subsequent to March 31, 1999, the Company obtained a $ 52.0 million 10-year non-recourse mortgage. The mortgage is secured by four properties and bears interest at a fixed rate of 7.75%. Proceeds from the mortgage were used to pay-off $34.5 million of existing fixed rate mortgages, which had a weighted average interest rate of 8.96%. The balance of the proceeds was used to pay-down the balance on the Company's secured credit facility.

   The Company anticipates continuing to execute its Stock Repurchase program, acquisition and redevelopment strategy over the next 12 months. The Company believes that such activities will be funded from the LFREI Equity Commitment, the Company's Credit Facility, future debt refinancings and financings, and the disposition of certain non-strategic assets. The Company also expects that these proceeds will be used to fund the Haagen Obligation of $58.8 million.

   During the three months ended March 31, 1999, the Company acquired one unenclosed shopping center comprising 180,000 square feet of Company owned GLA and the anchor tenant at its Southpointe Plaza Shopping Center in Sacramento, California. These acquisitions were funded from borrowings under the Credit Facility.

Cash Flows

   Net cash provided by operating activity increased by $9.7 million from $3.4 million for the three months ended March 31, 1998 to $13.1 million for the same period of 1999. The increase resulted primarily from the acquisition of 19 shopping centers in 1998 and 2 acquisitions in 1999.

   Net cash from investment activities was $23.9 million for the three months ended March 31, 1999 as compared to net cash used by investing activities of$50.2 million for the three months ended March 31, 1998. The change was a result of the purchase of two properties in 1999 versus eight properties during the first Quarter of 1998 and the sale of two assets in 1999. Financing activities used cash of $37.2 million for the three months ended March 31, 1999 as compared to cash provided by financing activities for the three months ended March 31, 1998 of $48.8 million. The principal cause of the change was the sale of Sam's Club, Fountain Valley and City Center in San Francisco which allowed the Company to reduce the balance outstanding on its credit facility.

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

Year 2000 Compliance

   The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process information containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, provide building services or engage in similar normal business activities. In addition, there is a possibility that the Company may be unable to provide an adequate operating environment for some of its tenants due to the failure of building mechanical or security systems. The Company could be subject to litigation for failure to provide an adequate operating environment for its tenants as a result of such Year 2000 related system disruptions. More immediately, the tenants could cease paying rent, which could impact the Company's liquidity. There is also a possibility that if any of the Company's major tenants do not become Year 2000 compliant on schedule, such tenant's operations and financial condition could be adversely affected, which may impact the tenant's ability to meet its rent obligations.

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

   The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans, as information not currently known to the Company becomes available.

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

   None

Item 5: Other Information

   None

Item 6: Exhibits and Reports on Form 8-K

  (a) Exhibits

     Exhibit 27 Financial Data Schedule

  (b) Reports on Form 8-K

    Form 8-K on February 19, 1999 under Item 5 filing supplemental data.

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

                                                   /s/ Edward A. Stokx
                                          By: _________________________________
                                                      Edward A. Stokx
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Dated: May 14, 1999