Form 10-Q
period 1999-06-30
CENTER TRUST INC
filed 1999-08-16
CIK 913292

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

    For the quarterly period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from  to

                        Commission file number 1-12588

                               ----------------

                              Center Trust, Inc.
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   As of August 13, 1999, 26,113,225 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               CENTER TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
 PART I  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
         December 31, 1998..............................................     3

         Consolidated Statements of Operations (unaudited) for the three
         and six months ended June 30, 1999 and 1998....................     4

         Consolidated Statements of Cash Flows (unaudited) for the six
         months ended June 30, 1999 and 1998............................     5

         Notes to Consolidated Financial Statements (unaudited).........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     8

 PART II OTHER INFORMATION..............................................    14

 SIGNATURES..............................................................   15

                               CENTER TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                         June 30,    December 31,
                                                           1999          1998
                                                        -----------  ------------
                                                        (unaudited)
                        ASSETS
                        ------
Rental properties.....................................  $1,067,606    $1,074,629
Accumulated depreciation and amortization.............    (144,150)     (141,785)
                                                        ----------    ----------
Rental properties, net................................     923,456       932,844
Cash and cash equivalents.............................      10,251         6,636
Tenant receivables, net...............................      11,010        13,543
Other receivables.....................................       4,104         7,984
Restricted cash and securities........................      15,683         5,437
Deferred charges, net.................................      20,981        18,682
Other assets..........................................       1,784         1,895
                                                        ----------    ----------
    TOTAL.............................................  $  987,269    $  987,021
                                                        ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
LIABILITIES:
  Secured Debt........................................  $  541,974    $  497,386
  7 1/2% Convertible subordinated debentures..........     128,548       138,599
  7 1/4% Exchangeable subordinated debentures.........      30,000        30,000
  Accrued dividends and distributions.................      10,068        10,931
  Accrued interest....................................       5,388         5,873
  Accounts payable and other accrued expenses.........       6,841         6,718
  Accrued construction costs..........................       1,631         1,955
  Tenant security and other deposits..................       5,956         5,957
                                                        ----------    ----------
    Total liabilities.................................     730,406       697,419
                                                        ----------    ----------
MINORITY INTERESTS:
  Operating Partnership (1,836,623 and 4,978,240 units
   issued as of June 30, 1999 and December 31, 1998,
   respectively)......................................      16,722        47,717
  Other minorities....................................       1,440         1,514
                                                        ----------    ----------
    Total minority interests..........................      18,162        49,231
                                                        ----------    ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK (590,034 shares as of December
 31, 1998 Redeemed on May 25, 1999)...................         --          9,903
                                                        ----------    ----------
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 26,113,225 24,756,693 shares issued and
   outstanding at June 30, 1999 and December 31, 1998,
   respectively.......................................         261           248
  Additional paid-in capital..........................     359,467       354,281
  Accumulated distributions and deficit...............    (121,027)     (124,061)
                                                        ----------    ----------
    Total stockholders' equity........................     238,701       230,468
                                                        ----------    ----------
    TOTAL.............................................  $  987,269    $  987,021
                                                        ==========    ==========

                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                 Three
                                             Months Ended       Six Months
                                               June 30,       Ended June 30,
                                            ----------------  ----------------
                                             1999     1998     1999     1998
                                            -------  -------  -------  -------
                                              (unaudited)       (unaudited)
Rental revenues...........................  $26,615  $23,156  $52,840  $42,688
Expense reimbursements....................    7,856    6,617   15,989   12,790
Percentage rents..........................      391      323    1,009      562
Other income..............................    1,331    1,268    2,521    2,493
                                            -------  -------  -------  -------
  Total revenues..........................   36,193   31,364   72,359   58,533
                                            -------  -------  -------  -------
Interest..................................   13,511   12,172   26,606   22,426
Depreciation and amortization.............    6,098    5,916   12,124   11,305
Property operating costs:
  Common area.............................    5,316    4,738   10,843    8,815
  Property taxes..........................    3,698    2,932    7,305    5,704
  Leasehold rentals.......................      423      414      847      825
  Marketing...............................      204       83      345      158
  Other operating.........................    1,011    1,395    2,349    2,585
General and administrative................    1,431    1,655    2,961    2,364
                                            -------  -------  -------  -------
  Total expenses..........................   31,692   29,305   63,380   54,182
                                            -------  -------  -------  -------
Income from Operations before Gain on Sale
 of Assets and Minority Interests.........    4,501    2,059    8,979    4,351
Gain on Sale of Assets....................      --       --    20,575      --
Minority interests--Operating
 Partnership..............................      (40)    (421)  (4,129)    (864)
Minority interests--Other.................      (73)     (68)    (145)    (137)
                                            -------  -------  -------  -------
Net Income before Extraordinary Loss......    4,388    1,570   25,280    3,350
Extraordinary Loss--Early
  Extinguishment of Debt..................   (4,048)     --    (4,048)     --
                                            -------  -------  -------  -------
Net Income................................  $   340  $ 1,570  $21,232  $ 3,350
                                            =======  =======  =======  =======
Basic Earnings Per Share
  Income before Extraordinary Loss........  $  0.17  $  0.08  $  1.00  $  0.18
Extraordinary Loss--Early
  Extinguishment of Debt..................    (0.16)     --     (0.16)     --
                                            -------  -------  -------  -------
  Net Income..............................  $  0.01  $  0.08  $  0.84  $  0.18
                                            =======  =======  =======  =======
Diluted Earnings Per Share
  Income before Extraordinary Loss........  $  0.17  $  0.08  $  0.93  $  0.18
Extraordinary Loss--Early
  Extinguishment of Debt..................    (0.16)     --     (0.12)     --
                                            -------  -------  -------  -------
  Net Income..............................  $  0.01  $  0.08  $  0.81  $  0.18
                                            =======  =======  =======  =======

                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.............................................. $  21,232  $   3,350
Adjustment to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization of rental properties....    12,124     11,305
  Amortization of deferred financing costs..............     1,523      1,403
  Gain on Sale of Assets................................   (20,575)       --
  Extraordinary loss--Early Extinguishment of Debt......     4,048        --
  Minority interests in operations......................     4,274      1,001
  Net changes in operating assets and liabilities.......    (1,987)      (883)
                                                         ---------  ---------
  Net cash provided by operating activities.............    20,639     16,176
                                                         ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties.............................   (18,484)  (117,884)
  Construction and development costs....................    (7,176)   (12,714)
  Proceeds from sale of rental property.................    45,415        --
                                                         ---------  ---------
  Net cash provided by (used by) investing activities...    19,755   (130,598)
                                                         ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing..............    (2,015)    (1,691)
  Proceeds from mortgages...............................   110,500        --
  Repayment of mortgages................................   (63,915)       --
  Purchase of Convertible Debentures....................    (9,561)       --
  Borrowings on secured line of credit..................   111,627    135,933
  Repayment of secured line of credit...................  (115,353)   (96,000)
  Proceeds from sale of common stock....................    33,903     90,513
  Purchase of common stock..............................   (20,071)       --
  Repurchase of OP Units................................   (48,142)       --
  Costs of obtaining financing..........................    (1,788)      (698)
  (Increase) Decrease in restricted cash and
   Securities...........................................   (10,245)     2,295
  Dividends to shareholders.............................   (17,930)   (12,668)
  Distributions to minority interests...................    (3,789)    (3,360)
                                                         ---------  ---------
    Net cash provided by financing activities...........   (36,779)   114,324
                                                         ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............     3,615        (98)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD.......     6,636      3,613
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD............. $  10,251  $   3,515
                                                         =========  =========
NON-CASH TRANSACTIONS:
  Fair value of debt assumed to acquire properties...... $     --   $  87,047
                                                         =========  =========
  Issuance of Operating Partnership Units to Acquire
   Properties........................................... $     --   $  16,357
                                                         =========  =========

                 See Notes to Consolidated Financial Statements

                              CENTER TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis Of Presentation

   Center Trust, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of June 30, 1999 the Company owned 62 retail shopping centers (the "Properties") comprising 10.2 million square feet of total shopping center gross leasable area ("GLA").

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

2. Secured Debt

   During the second quarter of 1999, the Company obtained $110.5 million in mortgage financings. On May 7, 1999, the Company obtained a, 10 year, $52 million mortgage. The mortgage is secured by four properties and bears interest at a fixed rate of 7.75%. Proceeds from the mortgage were used, in part, to pay-off $34.5 million of existing fixed rate mortgages, which had a weighted average interest rate of 8.96%. Two of the three mortgages repaid, totaling $27.9 million, had maturities in 1999. On May 21, 1999 and June 1, 1999 the Company closed on the first two tranches of a variable rate mortgage secured by four properties. The mortgage has a 3-year term and bears interest at LIBOR plus 2.5%. Proceeds from the first and second tranche totaled $58.5 million and were used, in part, to repay two mortgages totaling $24.9 million, which matured in 2004 and had an average interest rate of 9.24%. On August 2, 1999, the Company completed the third and final tranche of the variable rate mortgage. Loan proceeds of $11.5 million from the third tranche were used, in part, to repay a $7.3 million mortgage. This mortgage had an interest rate of 10.25% and matured in 1999.

   Associated with the mortgage prepayments above, the company incurred extraordinary losses of $4.5 million. After paying-off existing mortgages and certain prepayment penalties, the above mortgages generated net proceeds of $47.1 million, which were used to reduce the outstanding balance on the Company's secured credit facility.

3. Subordinated Debentures

   During the quarter ended June 30, 1999, the Company purchased $10,047,000 of its Series A and B, 7 1/2% Convertible Subordinated Debentures (the "Debentures"). The Debentures, which mature in January, 2001, were purchased at a 5% discount to face value, resulting in an extraordinary gain on early extinguishment of debt of $0.5 million.

4. Redeemable Common Stock

   During the quarter, the Company purchased 590,034 shares of Redeemable Common Stock held by the Haagen Family. In connection with the Separation Agreement between the Company and certain members of the Haagen Family, the Company had agreed to purchase from the Haagen Family, on May 25, 1999, an aggregate

                                 CENTER TRUST
of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a price per share equal to the greater of $17 or then current market price (as determined in accordance with the Separation Agreement). A portion of shares repurchased required that certain stock options be exercised by the Haagen Family, resulting in a net obligation to the Company of $58.8 million.

5. Stockholder's Equity

   In October 1998, the Board of Directors authorized the Company to repurchase up to $25 million of its common stock through the open market or in privately negotiated transactions over a period of twelve months. During the six months ended June 30, 1999, the Company repurchased 975,100 shares for an average price of $10.30 bringing the total number of shares acquired to 1,411,800 for an aggregate cost of $15,218,000.

6. Per Share Data

   In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The basic weighted average number of shares of common stock used in the computation for the three-month periods ended June 30, 1999 and 1998 was 25,229,944 and 19,586,347, respectively. The basic weighted average number of shares of common stock used in the computation for the six-month period ended June 30, 1999 and 1998 was 25,236,600 and 18,621,379, respectively. The diluted weighted average of shares of common stock and common stock equivalents for the three-month period ended June 30, 1999 and 1998 were 25,229,944 and 19,586,347, respectively. The diluted weighted average of shares of common stock and common stock equivalents for the six-month period ended June 30, 1999 and 1998 were 34,577,710 and 18,621,379, respectively.
Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented is due entirely to the effect of the conversion of the Company's convertible and exchangeable debentures.

7. Subsequent Event

   Subsequent to June 30, 1999, the Company sold Empire Center in Fontana, California. Empire Center is a 626,000 square foot community shopping center, of which, 262,000 square feet were owned by the Company. Proceeds from the sale were used to reduce the outstanding balance on the Company's credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Results of Operations

 Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998.

   Rental revenues increased by $13.9 million to $72.4 million for the six months ended June 30, 1999 from $58.5 million for the six months ended June 30, 1998. The acquisition of 4 community shopping centers subsequent to June 30, 1998 resulted in an increase of $5.8 million in revenues. The 16 community shopping centers acquired during the first six months of 1998 contributed an additional $9.2 million in revenues during the first half of 1999. Offsetting these increases was a reduction of $2.2 million related to the sale of three assets subsequent to June 30, 1998. The remaining increase in revenue was derived from the Company's remaining properties.

   Property operating costs increased by $3.6 million to $21.7 million for the six months ended June 30, 1999 from $18.1 million for the six months ended June 30, 1998. The increase is a result of increased property taxes and operating costs resulting from the properties acquired during 1998.

   Interest expense increased to $26.6 million for the six months ended June 30, 1999 from $22..4 million for the six months ended June 30, 1998. The increase was caused by additional borrowings on the Company's line of credit and the assumption of $8.2 in mortgage debt associated with the acquisition of 4 community shopping centers acquired subsequent to June 30, 1998 as well as a full six months of interest associated with the 16 community shopping centers acquired during the first half of 1998. Interest on the Company's credit facility increased $2.9 million during the six-month period June 30, 1999 compared to the same period in the previous year.

   General and Administrative costs increased by $0.6 million from $2.4 million for the six months ended June 30, 1998 to $3.0 million for the six months ended June 30, 1999. The increase was primarily the result of the change in accounting for costs related to the acquisition of community shopping centers as mandated by the Financial Accounting Standards Board. In addition, the Company increased its staffing in order to accommodate its growth. These increases include senior management as well as regional property management personnel. The Company continues to evaluate its resource needs relative to its current activity. This has resulted in a $0.2 million decrease in general and administrative costs for the three months ended June 30, 1999 over the same period in the prior year.

   Net income increased by $17.8 million from $3.4 million for the six months ended June 30, 1998 to $21.2 million for the six months ended June 30, 1999. In addition to the reasons stated above, included in net income was a gain on sale of real estate assets of $20.6 million. This gain resulted from the sale of the Sam's Club in Fountain Valley, California, a single tenant facility and The City Center, in San Francisco, California. Offsetting the gain on sale were extraordinary losses resulting from the early extinguishment of debt of $4.0 million.

 Selected Property Financial Information

   Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                                  Six Months
                                                                Ended June 30,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
   Retail Properties (62 in 1999 and 61 in 1998):
     Regional Malls............................................ $ 9,440 $ 8,136
     Community Centers.........................................  37,844  28,503
     Single Tenants............................................   2,970   3,629
   Other income................................................     416     178
                                                                ------- -------
     Net Operating Income...................................... $50,670 $40,446
                                                                ======= =======

   The following summarizes the percentage of leased GLA (excluding non-owned GLA as of:

                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
   Retail Properties (62 in 1999 and 63 in 1998):
     Community Centers....................................   93.2%      91.9%
     Regional Malls.......................................   90.0       90.9
     Single Tenants.......................................  100.0      100.0
   Aggregate Portfolio....................................   93.5       92.7

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

   The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                         Three Months Ended     Six Months
                                              June 30,        Ended June 30,
                                         -------------------- ----------------
                                           1999       1998     1999     1998
                                         ---------  --------- -------  -------
   Funds from Operations
   Net income........................... $     340  $   1,570 $21,232  $ 3,350
   Adjustments to reconcile net income
    to funds from operations:
   Depreciation and Amortization:
     Buildings and improvements.........     4,236      3,865   8,518    7,265
     Tenant improvements and
      allowances........................     1,301      1,234   2,558    2,842
     Leasing costs......................       530        777     984    1,117
   Minority Interests...................       (45)       347   3,964      714
   Extraordinary Loss--
     Early Extinguishment of Debt.......     4,048        --    4,048      --
   Gain on Sale of Assets...............       --         --  (20,575)     --
   Other................................       253        414     636      439
                                         ---------  --------- -------  -------
   Funds from Operations, basic.........    10,663      8,207  21,365   15,727
   Debenture interest expense...........     3,125      3,142   6,267    6,284
   Amortization of debenture financing
    costs...............................       323        325     648      650
                                         ---------  --------- -------  -------
   Funds from operations, diluted....... $  14,111  $  11,674 $28,280  $22,661
                                         =========  ========= =======  =======

   Funds from operations, on a basic basis, increased to $21.4 million for the six months ended June 30, 1999, as compared to $15.7 million for the same period in 1998. On a diluted basis, assuming conversion of the debentures, funds from operations increased to $28.3 million from $22.7 million. The increase in funds from operations is principally a result of the reasons stated above under Results of Operations.

   Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of Center Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity Sources and Requirements

   The Company intends to meet its short its short term cash requirements from cash generated operations. The company anticipates that revenues generated from the Company's real estate will be sufficient to cover operating expenses, debt service requirements and dividends to shareholders.

   The Operating Partnership has a secured revolving line of credit with a maximum borrowing limit of $250 million (the "Credit Facility"). The Credit Facility will primarily provide continued funding for the Company's acquisitions, stock and debenture repurchase programs and redevelopment activities. The Credit Facility expires in December 2000. At June 30, 1999, outstanding borrowings on the Credit Facility was approximately
$197.2 million, with an additional $4.8 million having been utilized to provide letters of credit.

   Borrowings under the Credit Facility bear interest at LIBOR plus 137.5 basis points.

   As of June 30, 1999, the Company had sold 15,666,666 shares to Lazard Freres Real Estate Investors, LLC ("LFREI") for aggregate proceeds of $235 million. With the sale of $33.9 million of common stock to LFREI on May 19, 1999, LFREI has fully funded its obligation to purchase $235 million in common stock of the Company at $15.00 per share.

   Mortgage loans maturing of $8.7 million in 1999 and $8.1 million in 2001, as well as significant amounts due from 2002 to 2015, may require refinancing. Additionally, the Company's secured line of credit is due in 2000 and the convertible debentures of $128.5 million and exchangeable debentures of $30.0 million are due in 2001 and 2003, respectively. The Company believes, based on the collateral available within its portfolio, that it will be able to meet such maturities with the proceeds from either asset sales or debt refinancings.

   During the second quarter of 1999, the Company obtained $110.5 million in mortgage financings. On May 7, 1999, the Company obtained a, 10 year, $52 million mortgage. The mortgage is secured by four properties and bears interest at a fixed rate of 7.75%. Proceeds from the mortgage were used, in part, to pay-off $34.5 million of existing fixed rate mortgages, which had a weighted average interest rate of 8.96%. Two of the three mortgages repaid, totaling $27.9 million, had maturities in 1999. On May 21, 1999 and June 1, 1999 the Company closed on the first two tranches of a variable rate mortgage secured by four properties. The mortgage has a 3-year term and bears interest at LIBOR plus 2.5%. Proceeds from the first and second tranche totaled $58.5 million and were used, in part, to repay two mortgages totaling $24.9 million, which matured in 2004 and had a weighted average interest rate of 9.24%. On August 2, 1999, the Company completed the third and final tranche of the variable rate mortgage. Loan proceeds of $11.5 million from the third tranche were used, in part, to repay a $7.3 million mortgage. This mortgage had an interest rate of 10.25% and matured in 1999.

   Associated with the mortgage prepayments above, the company incurred extraordinary losses of $4.5 million. After paying-off existing mortgages and certain prepayment penalties, the above mortgages generated net proceeds of $47.1 million, which were used to reduce the outstanding balance on the Company's secured credit facility.

   During the quarter ended June 30, 1999, the Company purchased $10,047,000 of its Series A and B, 7 1/2% Convertible Subordinated Debentures (the "Debentures"). The Debentures, which mature in January, 2001, where purchased at a 5% discount to face value, resulting in an extraordinary gain on early extinguishment of debt of $0.5 million.

   The Company anticipates continuing to execute its stock and debenture repurchase programs, as well as its acquisition and redevelopment strategy over the next 12 months. The Company believes that such activities will be funded from the Company's credit facility, future debt refinancings and financings, and the disposition of certain non-strategic assets.

   During the six months ended June 30, 1999, the Company has acquired one unenclosed shopping center comprising 180,000 square feet of Company owned GLA and the anchor tenant at its Southpointe Plaza Shopping Center in Sacramento, California. These acquisitions were funded from borrowings under the Credit Facility.

Cash Flows

   Net cash provided by operating activity increased by $4.4 million to $20.6 million for the six months ended June 30, 1999 from cash provided of $16.2 million for the six months ended June 30, 1998 as a result of the cash flows generated by the 1998 Acquisition. Cash provided by investing activity was $19.8 million for the six months ended June 30, 1999 compared to cash used by investing activity of $130.6 million for the same period of 1998. The significant change was a results of the sale of two assets in the first half of 1999 coupled with the fact that in the first half of 1998 we acquired 16 assets as compared to one asset in the first half of 1999. Cash used by financing activities was $36.8 million for the six months ended June 30, 1999 compared to cash provided of $114.3 million for the six months ended June 30, 1998. The principal cause of the change in financing activity is the use of funds to repurchase the Haagen Family interests in the Company as well as other common stock and convertible debenture repurchases. In addition, the Company sold $56.6 million less in common stock to LFREI in 1999 than it sold in 1998.

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

   The Company is also in the process of evaluating computer and other operational systems at its properties that may have embedded microprocessors with potential Year 2000 issues. The potential Year 2000 issues at the properties principally relate to automated utility systems such as heating, ventilation and air conditioning systems and security and safety devices such as lighting systems and alarms. The Company has identified the areas and systems that use embedded microprocessors to determine whether any modifications are necessary. The Company expects to make all necessary modifications by the end of the third quarter of 1999.

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

   The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could come from those plans, as information not currently known to the Company becomes available.

   The Company continues to develop, refine and document its contingency plans for its internal information technology systems, its properties and its significant third party vendors in the event that the Company experiences Year 2000 issues. It is anticipated that such plans will be complete in sufficient time prior to December 31, 1999.

Factors Affecting Future Results

   Management's Discussion and Analysis of Financial Condition arid Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in securities are cautioned that a number of factors could adversely affect the Company's ability to obtain these results, including (a) the inability to lease currently vacant space in Center Trust's properties, (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) decisions by tenants, and anchor retailers which own their own space, to close stores at the Company's properties; (e) increases in certain operating costs at the Company's properties; (f) decreases in rental rates available from tenants leasing space at Center Trust's properties (g) unavailability of financing for acquisition, development and redevelopment of properties by the Company (h) increases in interest rates, (i) ability to dispose of properties; (j) environmental issues; (k) governmental compliance issues, and (l) a general economic downturn resulting in lower retail sales and, in turn, store closures, rent delinquencies, reduced percentage rents and other downward pressure on occupancies and rents at retail properties.

PART II--OTHER INFORMATION

Item 1: Legal Proceedings

   None

Item 2: Changes in Securities

   During the three months ended June 30, 1999, the Company sold 2,260,232 shares of Common Stock, to an affiliate of Lazard Freres Real Estate Investors, LLC, under the terms of the Stock Purchase Agreement approved by the shareholders in August, 1997. The proceeds of $33.9 million were used to reduce the outstanding balance on the Company Line of Credit.

Item 3: Defaults Upon Senior Securities

   None

Item 4: Submission of Matters to a Vote of Security Holders

   None

Item 5: Other Information

   None

Item 6: Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit 27--Financial Data Schedule

   (b) Reports on Form 8-K

   Form 8-K on May 4, 1999 under Item 5--filing supplemental data.

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

Dated: August 16, 1999