Form 10-Q
period 1999-09-30
CENTER TRUST INC
filed 1999-11-15
CIK 913292

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

    For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from____________ to____________

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   As of November 10, 1999, there were 26,144,935 shares of Common Stock, Par Value $.01 Per Share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               CENTER TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
 PART I  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (unaudited)
         and December 31, 1998...........................................     3

         Consolidated Statements of Operations (unaudited) for the three
         and nine months ended September 30, 1999 and 1998...............     4

         Consolidated Statements of Cash Flows (unaudited) for the nine
         months ended September 30, 1999 and 1998........................     5

         Notes to Consolidated Financial Statements (unaudited)..........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     8

 PART II OTHER INFORMATION...............................................    13

 SIGNATURES...............................................................   14

                               CENTER TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (unaudited)
ASSETS:
Rental properties...................................  $1,037,997    $1,074,629
Accumulated depreciation and amortization...........    (141,156)     (141,785)
                                                      ----------    ----------
Rental properties, net..............................     896,841       932,844
Cash and cash equivalents...........................       9,921         6,636
Tenant receivables, net.............................      11,573        13,543
Other receivables...................................       5,767         7,984
Restricted cash and securities......................      15,567         5,437
Deferred charges, net...............................      20,281        18,682
Other assets........................................       2,676         1,895
                                                      ----------    ----------
    TOTAL...........................................  $  962,626    $  987,021
                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Secured Debt......................................  $  522,367    $  497,386
  7 1/2% Convertible subordinated debentures........     128,548       138,599
  7 1/4% Exchangeable subordinated debentures.......      30,000        30,000
  Accrued dividends and distributions...............      10,064        10,931
  Accrued interest..................................       4,275         5,873
  Accounts payable and other accrued expenses.......      10,862         6,718
  Accrued construction costs........................       2,131         1,955
  Tenant security and other deposits................       5,678         5,957
                                                      ----------    ----------
    Total liabilities...............................     713,925       697,419
                                                      ----------    ----------
Minority Interests:
  Operating Partnership (1,836,623 and 4,978,240
   units issued as of September 30, 1999 and
   December 31, 1998, respectively).................      16,186        47,717
  Other minority interests..........................       1,359         1,514
                                                      ----------    ----------
    Total minority interests........................      17,545        49,231
                                                      ----------    ----------

Commitments and Contingencies:

Redeemable Common Stock (590,034 shares as of
 December 31, 1998 Redeemed on May 25, 1999)........         --          9,903
                                                      ----------    ----------
Stockholders' Equity:
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 26,144,935 and 24,756,693 shares
   issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively..................         261           248
  Additional paid-in capital........................     359,551       354,281
  Accumulated distributions and deficit.............    (128,656)     (124,061)
                                                      ----------    ----------
    Total stockholders' equity......................     231,156       230,468
                                                      ----------    ----------
    TOTAL...........................................  $  962,626    $  987,021
                                                      ==========    ==========

                 See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    --------------------  -------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  --------
                                        (unaudited)          (unaudited)
Rental revenues.................... $  26,870  $  25,336  $  79,710  $ 68,024
Expense reimbursements.............     8,065      7,493     24,054    20,283
Percentage rents...................       532        241      1,541       803
Other income.......................     1,234      1,118      3,755     3,611
                                    ---------  ---------  ---------  --------
  Total revenues...................    36,701     34,188    109,060    92,721
                                    ---------  ---------  ---------  --------
Property operating costs:
  Common area......................     5,722      5,564     16,565    14,379
  Property taxes...................     3,476      3,020     10,781     8,724
  Leasehold rentals................       438        412      1,285     1,237
  Marketing........................       265        149        610       307
  Other operating..................     1,167      1,315      3,516     3,900
Interest...........................    13,938     12,741     40,544    35,167
Depreciation and amortization......     6,263      6,213     18,387    17,518
General and administrative.........     2,404      1,575      5,365     3,939
                                    ---------  ---------  ---------  --------
  Total expenses...................    33,673     30,989     97,053    85,171
                                    ---------  ---------  ---------  --------
Income from Operations before Gain
 on Sale of Assets and
 Minority Interests................     3,028      3,199     12,007     7,550

(Loss) Gain on Sale of Assets......      (214)     1,055     20,361     1,055
Minority interests--Operating
 Partnership.......................      (126)      (793)    (4,255)   (1,657)
Minority interests--Other..........       (78)       (69)      (223)     (206)
                                    ---------  ---------  ---------  --------
Net Income before Extraordinary
 Loss..............................     2,610      3,392     27,890     6,742

Extraordinary Loss--Early
 Extinguishment of Debt............      (857)       --      (4,905)      --
                                    ---------  ---------  ---------  --------
  Net income....................... $   1,753  $   3,392  $  22,985  $  6,742
                                    =========  =========  =========  ========

Basic and Diluted Earnings Per
 Share:
Income before Extraordinary Loss... $    0.10  $    0.15  $    1.09  $   0.33
Extraordinary Loss--Early
 Extinguishment of Debt............     (0.03)       --       (0.19)      --
                                    ---------  ---------  ---------  --------
Net Income......................... $    0.07  $    0.15  $    0.90  $   0.33
                                    =========  =========  =========  ========

                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.............................................. $  22,985  $   6,742
Adjustment to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization of rental properties....    18,387     17,518
  Amortization of deferred financing costs..............     2,337      2,149
  Gain on Sale of Assets................................   (20,361)    (1,055)
  Minority interests in operations......................     4,478      1,863
  Net changes in operating assets and liabilities.......       276      ( 610)
                                                         ---------  ---------
    Net cash provided by operating activities...........    28,102     26,607
                                                         ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties.............................   (18,959)  (198,644)
  Construction and development costs....................    (9,870)   (18,341)
  Proceeds from sale of rental property.................    65,044      5,357
                                                         ---------  ---------
    Net cash provided by (used by) investing
     activities.........................................    36,215   (211,628)
                                                         ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal amortization on mortgage financing..........    (2,990)    (2,709)
  Principal payments on mortgage financing..............   (74,930)       --
  Proceeds from mortgages...............................   122,000        --
  Purchase of Convertible Debentures....................    (9,561)       --
  Borrowings on secured line of credit..................   126,213    191,426
  Repayment of secured line of credit...................  (143,657)  (118,900)
  Proceeds from sale of common stock....................    33,903    141,024
  Purchase of common stock..............................   (20,115)       --
  Repurchase of OP Units................................   (48,363)       --
  Costs of obtaining financing..........................    (1,476)      (979)
  (Increase) Decrease in restricted cash and
   securities...........................................   (10,130)     4,018
  Dividends to shareholders.............................   (27,316)   (20,711)
  Distributions to minority interests...................    (4,610)    (5,003)
                                                         ---------  ---------
    Net cash (used in) provided by financing
     activities.........................................   (61,032)   188,166
                                                         ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............     3,285      3,145
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD.......     6,636      3,613
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD............. $   9,921  $   6,758
                                                         =========  =========
NON-CASH TRANSACTIONS:
  Fair value of debt assumed to acquire properties...... $     --   $  95,294
                                                         =========  =========
  Issuance of Operating Partnership Units to Acquire
   Properties........................................... $     --   $  16,378
                                                         =========  =========

                See Notes to Consolidated Financial Statements.

                              CENTER TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis Of Presentation

   Center Trust, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of September 30, 1999 the Company owned 59 retail shopping centers (the "Properties") comprising
11.4 million square feet of total shopping center gross leasable area ("GLA").

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

2. Property Dispositions

   During the three months ended September 30, 1999, the Company sold three of its Properties. On August 2, 1999, the Company sold Empire Center, located in Fontana, California, a 626,000 square foot community shopping center, of which 262,000 square feet were owned by the Company. On September 15, 1999 the Company sold Sixth Avenue, located in Tacoma, Washington, a 139,000 square foot community center. Finally, on September 16, 1999, a 102,000 square foot single tenant facility in Tucson, Arizona. Gross proceeds from the sale of these assets were $24.0 million. After a $3.0 million reduction on an 11.45% mortgage, for which the Company incurred an extraordinary loss of $0.9 million related to a prepayment penalty and the write-off of unamortized loan costs, proceeds were used to reduce the outstanding balance on the Company's secured credit facility.

3. Secured Debt

   On August 2, 1999, the Company closed the third and final tranche of a variable rate mortgage. The mortgage has a 3-year term and bears interest at LIBOR plus 250 basis points. Proceeds of $11.5 million were used, in part, to repay a $7.3 million mortgage. This mortgage had an interest rate of 10.25% and matured in 1999. The remaining proceeds were used to reduce the outstanding balance on the Company's secured credit facility.

   During the second quarter of 1999, the Company closed on $110.5 million in mortgage financing. On May 7, 1999, the Company obtained a 10 year, $52 million mortgage. The mortgage is secured by four properties and bears interest at a fixed rate of 7.75%. Proceeds from the mortgage were used, in part, to pay-off $34.5 million of existing fixed rate mortgages, which had a weighted average interest rate of 8.96%. Two of the three mortgages repaid, totaling $27.9 million, had maturities in 1999. On May 21, 1999 and June 1, 1999 the Company closed on the first two tranches of the variable rate mortgage, described above, secured by four properties. Proceeds from the first and second tranche totaled $58.5 million and were used, in part, to repay two mortgages totaling $24.9 million, which matured in 2004 and had an average interest rate of 9.24%. The balance of the proceeds were used to reduce the outstanding balance on the Company's secured credit facility.

                              CENTER TRUST, INC.

   Associated with the mortgage prepayments above, the company incurred extraordinary losses of $4.5 million. After paying-off existing mortgages and certain prepayment penalties, the above mortgages generated net proceeds of $47.1 million, which were used to reduce the outstanding balance on the Company's secured credit facility.

4. Subordinated Debentures

   During the nine months ended September 30, 1999, the Company purchased $10,047,000 of its Series A and B, 7 1/2% Convertible Subordinated Debentures (the "Debentures"). The Debentures, which mature in January, 2001, were purchased at a 5% discount to face value, resulting in an extraordinary gain on early extinguishment of debt of $0.5 million.

5. Redeemable Common Stock

   On May 25, 1999, the Company purchased 590,034 shares of Redeemable Common Stock held by the Haagen Family. In connection with the Separation Agreement, the Company had agreed to purchase, or cause to have purchased, from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a price per share equal to the greater of $17 or then current market price (as determined in accordance with the Separation Agreement). A portion of the shares repurchased required that certain stock options be exercised by the Haagen Family, resulting in a net obligation to the Company of $58.8 million.

6. Stockholder's Equity

   In October 1998, the Board of Directors authorized the Company to repurchase up to $25 million of its common stock through the open market or in privately negotiated transactions over a period of twelve months. During the nine months ended September 30, 1999, the Company repurchased 980,667 shares at an average price of $10.30 bringing the aggregate number of shares acquired to 1,417,367 with a total cost of $15,262,000.

7. Per Share Data

   In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The basic and diluted weighted average number of shares of common stock used in the computation for the three-month periods ended September 30, 1999 and 1998 was 26,144,845 and 23,138,817, respectively. The basic and diluted weighted average number of shares of common stock used in the computation for the nine-month period ended September 30, 1999 and 1998 was 25,539,348 and 20,143,739, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented is due entirely to the effect of the Company's convertible and exchangeable debentures.

8. Subsequent Event

   Subsequent to September 30, 1999, the Company obtained three non-recourse mortgages, generating total proceeds of $42 million. The mortgages, each secured by a single property, have 10-year terms and bear interest at a fixed interest rate of 8.3%. Proceeds were used to reduce the outstanding balance on the Company's credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Results of Operations

 Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998.

   Rental revenues increased by $16.4 million to $109.1 million for the nine months ended September 30, 1999 from $92.7 million for the nine months ended September 30, 1998. The acquisition of 1 community shopping center during 1999 and 19 community shopping centers during 1998 contributed an additional $17.3 million in revenues during the first nine months of 1999. Offsetting these increases was a reduction of $3.9 million related to the sale of five assets during the same period. The remaining increase in revenue was derived from the Company's remaining properties.

   Property operating costs increased by $4.2 million to $32.8 million for the nine months ended September 30, 1999 from $28.6 million for the nine months ended September 30, 1998. The increase is a result of increased property taxes and operating costs resulting from the properties acquired during 1998 and 1999

   Interest expense increased to $40.5 million for the nine months ended September 30, 1999 from $35.2 million for the nine months ended September 30, 1998, an increase of $5.3 million. The increase was caused by additional borrowings on the Company's line of credit and the assumption of $6.7 million in mortgage debt associated with the acquisition of 6 community shopping centers acquired during the first nine months of 1998.

   General and Administrative costs increased by $1.5 million from $3.9 million for the nine months ended September 30, 1998 to $5.4 million for the nine months ended September 30, 1999. During September 1999, the Company initiated a restructuring of its corporate operations. As a result, the company reduced its head count by approximately 20 positions, or 18%. Included in general and administrative expense for the nine months ended September 30, 1999 is a $1.1 million non-recurring charge, principally related to severance payments.

   Net income increased by $16.3 million from $6.7 million for the nine months ended September 30, 1998 to $23.0 million for the nine months ended September 30, 1999. In addition to the reasons stated above, included in net income was a net gain on sale of real estate assets of $20.4 million. This gain resulted from the sale of the two single tenant facilities in Fountain Valley, California and Tucson, Arizona; The City Center, in San Francisco, California; Empire Center, located in Fontana, California; and Sixth Avenue Plaza, Tacoma, Washington. Offsetting the gain on sale were extraordinary losses resulting from the early extinguishment of debt of $4.9 million.

 Selected Property Financial Information

   Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                              Nine Months Ended
                                                                September 30,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
Retail Properties (59 in 1999 and 63 in 1998):
  Regional Malls............................................. $ 13,128 $ 12,492
  Community Centers..........................................   58,454   46,132
  Single Tenants.............................................    3,863    5,275
Other income.................................................      858      275
                                                              -------- --------
  Net Operating Income....................................... $ 76,303 $ 64,174
                                                              ======== ========

   The following summarizes the percentage of leased GLA (excluding non-owned GLA as of:

                                                    September 30, December 31,
                                                        1999          1998
                                                    ------------- ------------
   Retail Properties (59 in 1999 and 63 in 1998):
     Community Centers.............................      94.4%        91.9%
     Regional Malls................................      91.2         90.9
     Single Tenants................................     100.0        100.0

   Overall Portfolio...............................      94.5%        92.7%

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

   The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      -------------------  ------------------
                                        1999      1998       1999      1998
                                      --------- ---------  --------  --------
   Funds from Operations
   Net income........................ $   1,753 $   3,392  $ 22,985  $  6,742
   Adjustments to reconcile net
    income to funds from operations:
   Depreciation and Amortization:
     Buildings and improvements......     4,265     4,146    12,783    11,411
     Tenant improvements and
      allowances.....................     1,341     1,452     3,899     4,294
     Leasing costs...................       619       604     1,603     1,721
   Minority Interests................        41       712     4,005     1,426
   Extraordinary Loss--
      Early Extinguishment of Debt...       857       --      4,905       --
   Loss (Gain) on Sale of Assets.....       214    (1,055)  (20,361)   (1,055)
   Other.............................     1,498       423     2,134       862
                                      --------- ---------  --------  --------
   Funds from Operations, basic......    10,588     9,674    31,953    25,401
   Debenture interest expense........     2,956     3,143     9,221     9,427
   Amortization of debenture
    financing costs..................       320       325       970       975
                                      --------- ---------  --------  --------
   Funds from operations, diluted.... $  13,864 $  13,142  $ 42,144  $ 35,803
                                      ========= =========  ========  ========

   Funds from operations, on a basic basis, increased to $32.0 million for the nine months ended September 30, 1999, as compared to $25.4 million for the same period in 1998. On a diluted basis, assuming conversion of the debentures, funds from operations increased to $42.1 million from $35.8 million. The increase in funds from operations is principally a result of the reasons stated above under Results of Operations.

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

   The Operating Partnership has a secured revolving line of credit with a maximum borrowing limit of $250 million (the "Credit Facility"). The Credit Facility will primarily provide continued funding for the Company's acquisitions, stock and debenture repurchase programs and redevelopment activities. The Credit Facility expires in December 2000. At September 30, 1999, outstanding borrowings on the Credit Facility were approximately $183.5 million, with an additional $4.8 million having been utilized to provide letters of credit. The Credit Facility has certain covenants which the Company is currently negotiating with the lender to modify and does not anticipate that these covenants will require early repayment of the outstanding balance.

   Borrowings under the Credit Facility bear interest at LIBOR plus 137.5 basis points.

   As of September 30, 1999, the Company had sold 15,666,666 shares, to Lazard Freres Real Estate Investors, LLC ("LFREI") for aggregate proceeds of $235 million. With the sale of $33.9 million of common stock to LFREI on May 19, 1999, LFREI has fully funded its obligation to purchase $235 million in common stock of the Company at $15.00 per share.

   Mortgage loans maturing of $8.1 million in 2001, as well as significant amounts due in 2002 may require refinancing. Additionally, the Company's secured line of credit is due in 2000 and the convertible debentures of $128.5 million and exchangeable debentures of $30.0 million are due in 2001 and 2003, respectively. The Company believes, based on the collateral available within its portfolio, that it will be able to meet such maturities with the proceeds from either asset sales or debt refinancings.

   During the nine months ended September 30, 1999, the Company obtained $122 million in mortgage financings. On May 7, 1999, the Company obtained a, 10 year, $52 million mortgage. The mortgage is secured by four properties and bears interest at a fixed rate of 7.75%. Proceeds from the mortgage were used, in part, to pay-off $34.5 million of existing fixed rate mortgages, which had a weighted average interest rate of 8.96%. Two of the three mortgages repaid, totaling $27.9 million, had maturities in 1999. On May 21, 1999 and June 1, 1999 the Company closed on the first two tranches of a variable rate mortgage secured by four properties. The mortgage has a 3-year term and bears interest at LIBOR plus 2.5%. Proceeds from the first and second tranche totaled $58.5 million and were used, in part, to repay two mortgages totaling $24.9 million, which matured in 2004 and had a weighted average interest rate of 9.24%. On August 2, 1999, the Company completed the third and final tranche of the variable rate mortgage. Loan proceeds of $11.5 million from the third tranche were used, in part, to repay a $7.3 million mortgage. This mortgage had an interest rate of 10.25% and matured in 1999.

   Subsequent to September 30, 1999, the Company obtained three non-recourse mortgages, generating total proceeds of $42 million. The mortgages, each secured by a single property, have 10-year terms and bear interest at a fixed interest rate of 8.3%. Proceeds were used to reduce the outstanding balance on the Company's credit facility.

   Associated with the mortgage prepayments above, the company incurred extraordinary losses of $4.5 million. After paying-off existing mortgages and certain prepayment penalties, the above mortgages generated net proceeds of $47.1 million, which were used to reduce the outstanding balance on the Company's secured credit facility.

   During the nine months ended September 30, 1999, the Company purchased $10,047,000 of its Series A and B, 7 1/2% Convertible Subordinated Debentures (the "Debentures"). The Debentures, which mature in January, 2001, where purchased at a 5% discount to face value, resulting in an extraordinary gain on early extinguishment of debt of $0.5 million.

   The Company anticipates continuing to execute its stock and debenture repurchase programs, as well as its acquisition and redevelopment strategy over the next 12 months. The Company believes that such activities will be funded from the Company's credit facility, future debt refinancings and financings, and the disposition of certain non-strategic assets.

   During the nine months ended September 30, 1999, the Company has acquired one unenclosed shopping center comprising 180,000 square feet of Company owned GLA and the anchor tenant at its Southpointe Plaza Shopping Center in Sacramento, California. These acquisitions were funded from borrowings under the Credit Facility.

Cash Flows

   Net cash provided by operating activity increased by $1.5 million to $28.1 million for the nine months ended September 30, 1999 from $26.6 million for the nine months ended September 30, 1998. The principal reason for the increase was the additional cash flow generated by the 1998 acquisitions. Cash provided by investing activity was $36.2 million for the nine months ended September 30, 1999, compared to cash used by investing activity of $211.6 million for the same period of 1998. The significant change was a result of the sale of two single tenant facilities and three community shopping centers during 1999, coupled with the fact that in the same period of 1998 the Company acquired 19 assets as compared to one asset in 1999. Cash used by financing activities was $61.0 million for the nine months ended September 30, 1999 compared to cash provided of $188.2 million for the nine months ended September 30, 1998. The principal cause of the change in financing activity is the use of funds to repurchase the Haagen Family interests in the Company as well as other common stock and convertible debenture repurchases. In addition, the Company sold $56.6 million less in common stock to LFREI in 1999 than it sold in 1998.

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

   The Company has developed a series of contingency plans for its internal information technology systems, its properties and its significant third party vendors in the event that the Company experiences Year 2000 issues.

Factors Affecting Future Results

   Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in securities are cautioned that a number of factors could adversely affect the Company's ability to obtain these results, including (a) the inability to lease currently vacant space in Center Trust's properties, (b) the inability of tenants to pay contractual rent and other expenses; (c) bankruptcies of tenants; (d) decisions by tenants, and anchor retailers which own their own space, to close stores at the Company's properties; (e) increases in certain operating costs at the Company's properties; (f) decreases in rental rates available from tenants leasing space at Center Trust's properties (g) unavailability of financing for acquisition, development and redevelopment of properties by the Company (h) increases in interest rates, (i) ability to dispose of properties; (j) environmental issues; (k) governmental compliance issues, and (1) a general economic downturn resulting in lower retail sales and, in turn, store closures, rent delinquencies, reduced percentage rents and other downward pressure on occupancies and rents at retail properties.

PART II--OTHER INFORMATION

Item 1: Legal Proceedings

   None

Item 2: Changes in Securities

Item 3: Defaults Upon Senior Securities

   None

Item 4: Submission of Matters to a Vote of Security Holders

   None

Item 5: Other Information

   None

Item 6: Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit 27--Financial Data Schedule

   (b) Reports on Form 8-K

   Form 8-K on August 4, 1999 under Item 5 filing--supplemental data.

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

Dated: November 15, 1999