Form 10-K
period 1999-12-31
CENTER TRUST INC
filed 2000-03-30
CIK 913292

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

  For the fiscal year ended December 31, 1999

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

                                NONE REGISTERED
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $73,443,000 (computed on the basis of $6.688 per share), which was the last sale price on the New York Stock Exchange on March 17, 2000.

  As of March 17, 2000, 26,647,968 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates by reference information from the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year ended December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
  1.  BUSINESS...........................................................    3
  2.  PROPERTIES.........................................................   12
  3.  LEGAL PROCEEDINGS..................................................   25
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   25
                                    PART II
  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS...........................................................   26
  6.  SELECTED FINANCIAL DATA............................................   27
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS.............................................   28
  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........   34
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   36
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE..............................................   56
                                    PART III
 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   57
 11.  EXECUTIVE COMPENSATION.............................................   57
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   57
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   57
                                    PART IV
 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...   58
 SIGNATURES............................................................... S-1

                                    PART I

ITEM 1. BUSINESS

  Center Trust, Inc. (the "Company"), a Maryland corporation, is a self-administered and self-managed real estate investment trust. The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of retail shopping centers in the western United States.

  As of December 31, 1999, the Company owned a portfolio comprised of interests in 56 retail shopping centers (the "Properties"). The Company's ownership interest in the Properties is held through various partnership interests. The Company is the sole general partner of CT Operating Partnership, L.P., a California limited partnership (the "Operating Partnership" or "OP"), and owns a 94.2% interest therein. Of the 56 Properties, 49 are owned directly by the Operating Partnership. Two of the Properties are owned by partnerships in which the OP has a general partner interest, including a 75% interest in Willowbrook Center Partnership and a 34% effective interest in Vermont Slauson Shopping Center, LTD. The final five Properties are owned by CT Finance Partnership, L.P., a California limited partnership ("CTFP"). The Operating Partnership is the 99% Limited Partner of CTFP. CT Finance, Inc., a Delaware corporation wholly owned by the Company, is the 1% general partner of CTFP, which results in the Company owning 100% of properties owned by CTFP. For purposes of securing various mortgages, the OP has created a series of single purpose entities. Of the 49 Properties owned by the OP, ownership of 14 of these properties is held in 9 separate wholly owned single purpose entities.

  The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

  On June 1, 1997 the Company entered into a Stock Purchase Agreement (the "Agreement") with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC, (together "LFREI"). Pursuant to the Agreement, LFREI purchased 15,666,666 shares of common stock of the Company at a price of $15.00 per share for a total investment of $235 million. The stockholders of the Company approved the Agreement on August 14, 1997. As of December 31, 1999 LFREI owned 58.8% of the outstanding Common Stock of the Company (42.2% on a diluted basis, assuming the exchange of partnership units in the Operating Partnership ("OP Units") for shares of Common Stock and conversion of the Company's 7 1/2% Convertible Subordinated Debentures and 7 1/4% Exchangeable Subordinated Debentures (collectively the "Debentures") into shares of Common Stock (herein referred to as "Diluted Basis")).

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

  For a period of five years from August 14, 1997 (the "Standstill Period") and for any additional standstill extension term, LFREI and its affiliates may not (i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), or (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock). As used herein, the term "Adjusted Fully Diluted Basis" shall mean on a Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding Debentures or upon exercise of options granted under management benefit plans shall not be included. As of December 31, 1999, LFREI owned 55.4% of the Common Stock on an Adjusted Fully Diluted Basis therefore LFREI's right to vote its common stock was limited to 90.1% of its total holdings. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding Debentures or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company's Board of Directors. Although LFREI will not be able to take action on behalf of the Company without the concurrence of the other members of the Company's Board of Directors, they may be able to exert substantial influence over the Company's affairs. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

  In November 1997, the Company entered into an agreement (the "Separation Agreement") with Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen, III (collectively the "Haagen Family") in connection with their retirement from the Company. Under the terms of the Separation Agreement, the Haagen Family received $2.7 million in cash, vesting of all granted stock options and restricted stock awards, and the granting and vesting of previously committed restricted stock awards. In addition, for certain defined periods the Company agreed to continue to provide the Haagen Family certain medical benefits and administrative assistance. During 1997, the Company recorded a non-recurring charge of $9.4 million in connection with the Separation Agreement. Further, under the Separation Agreement, the Company purchased substantially all of the Haagen Family's ownership interests in the Company on May 25, 1999 for a total of $58.8 million.

  The Company, through the Operating Partnership, employs a staff of 117 full-time real estate professionals with extensive experience, knowledge of local markets and an established track record with national, regional and local retailers. The Company believes that the expertise and relationships developed by these professionals enhance the Company's ability to attract and retain high quality tenants.

Risk Factors

More than half of our properties depend upon the Southern California economy.

  More than half of our properties are located in Southern California. As of December 31, 1999, these properties represented approximately 45.4% of the aggregate square footage of all our properties. Concentrating approximately half of our properties in a single geographic region may expose us to greater economic risks then if our portfolio of properties were more geographically diversified. Any adverse economic or real estate developments in the Southern California region could adversely impact our financial condition, results from operations, cash flow, the quoted per share trading price of our common stock and our ability to pay distributions to you.

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

  Like many owners of real estate, we rely on borrowings to assist us in acquiring, developing and holding properties. We have a $250 million secured line of credit (the "Credit Facility") and in addition, several of our properties are encumbered by deeds of trust or mortgages to various lenders. As of December 31, 1999, we had outstanding approximately $128.6 million of 7 1/2% Convertible Subordinated Debentures due 2001, Series A and B,
$30.0 million of 7 1/4% Exchangeable Subordinated Debentures due 2003, $158.1 million under our secured line of credit and $366.4 million under various secured mortgages.

  In February 2000, the terms of our Credit Facility were amended to allow for a gradual step down in the amount available to us. The borrowing capacity of the Credit Facility will be reduced to $135 million by March 31, 2000 and then to $85 million by June 30, 2000. On March 31, 2000, we will be required to pay down approximately $37 million under the Credit Facility in order to comply with the step down of the borrowing capacity to $135 million. On March 24, 2000, the Company closed on a $17.4 million mortgage secured by the AMC Theater at Covina Town Square. The mortgage bears interest at 8.44% and has a 10-year maturity. The Company is under contract to sell the AMC Theater, at which time the buyer will assume the mortgage. This sale will generate additional net cash proceeds of approximately $5.5 million. In addition, on March 29, 2000 the Company closed on the sale of its single tenant facility in Glendora, California, which generated net cash proceeds of approximately $7.8 million. In addition, we are in the process of negotiating a new line of credit, which we expect to close on or prior to March 31, 2000 or shortly thereafter, with another lender to replace the entire Credit Facility and thus eliminate the step down requirements. In the event that the proceeds from the asset sales or the new line of credit are not available by the March 31, 2000 step down date, the Company intends to seek a waiver from the lenders under the Credit Facility to extend the March 31, 2000 step down date for a short period.

  Neither our charter nor our bylaws limits the amount of indebtedness we may incur. Although financial covenants contained in our Credit Facility and in our stockholders agreement with LFREI limit the amount of additional indebtedness we may incur, those covenants currently would permit us to incur substantial additional indebtedness. We have utilized the Credit Facility to finance certain recent acquisitions and may use it to fund the acquisition of additional properties, the redevelopment of assets and for other general corporate purposes. The Credit Facility is secured by certain of our properties and it requires that we comply with a number of financial covenants. We are also obligated by other indebtedness secured by individual properties.

Our level of debt and the limitations imposed on us by our debt agreements may have important consequences, including the following:

  . our cash flow may be insufficient to meet our required principal and interest payments;

  . we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

  . we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

  . we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases; and

  . our default under one mortgage loan with cross default provisions could result in a default on other indebtedness.

  If any one of these events were to occur, our financial position, results of operations, cash flow, quoted per share trading price of our common stock and our ability to pay distributions to you could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended.

Our failure to qualify as a real estate investment trust would have serious adverse consequences to stockholders.

  We intend to operate so as to qualify as a real estate investment trust under the Internal Revenue Code. We believe that we have been organized and have operated in a manner which would allow us to qualify as a real estate investment trust under the Internal Revenue Code beginning with our taxable year ended December 31, 1993. However, it is possible that we have been organized or have operated in a manner which would not allow us to qualify as a real estate investment trust, or that our future operations could cause us to fail to qualify. Qualification as a real estate investment trust requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a real estate investment trust, at least 95% of our gross income in any year must be derived from qualifying sources, we must pay dividends to stockholders aggregating annually at least 95% of our real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and we must satisfy specified asset tests on a quarterly basis. These provisions and the applicable Treasury Regulations are more complicated in our case because we hold our assets through a partnership. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a real estate investment trust.

  If we fail to qualify as a real estate investment trust in any taxable year, we will be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we would be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which we lost qualification. If we lose our real estate investment trust status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders. Even if we qualify as a real estate investment trust, we will be required to pay certain federal, state and local taxes on our income and property.

Our operations could be affected if we lost key management personnel.

  Our executive officers have substantial experience in owning, operating, managing, acquiring and developing shopping centers. We believe that our success will depend in large part upon the efforts of these executives. We have entered into employment agreements with certain of our executive officers which provide for their continued employment with us and which contain certain non-compete provisions. However, there can be no guarantee that these executives will remain employed by us, notwithstanding their potential liability for damages to us if they terminate their employment. The loss of key management personnel could have a negative impact on our operations.

Our ability to generate revenues and pay distributions to our stockholders is affected by the risks inherent in owning real property investments.

  Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If our properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, results of operations and our ability to make distributions to you may be adversely affected. The performance of the economy in each of the areas in which our properties are located affects occupancy, market rental and vacancy rates and expenses, and, consequently, has an impact on the revenues from our properties and their underlying values.

  Revenues from our properties may be further adversely affected by, among other things:

  .  the general economic climate;

  . local economic conditions in which the properties are located, such as oversupply of space or a reduction in demand for rental space;

  .  the attractiveness of the properties to tenants;

  .  competition from other available space;

  . our ability to provide for adequate maintenance and insurance and increased operating expenses (including real estate taxes and utilities) which may not be passed through to tenants; and

  .  the expense of periodically renovating, repairing and re-leasing space.

  There is also the risk that as leases on the properties expire, tenants will enter into new leases on terms that are less favorable to us. Revenues and real estate values may also be adversely affected by such factors as applicable laws such as the Americans with Disabilities Act of 1990 and tax laws, interest rate levels and the availability and terms of financing.

  Most of the leases of our retail properties, as is common with many multi-tenant shopping centers, provide for tenants to reimburse us for a portion (frequently based upon the portion of total retail space in the property that is occupied by the tenant) of the common area maintenance, real estate taxes, insurance and other operating expenses of the property. To the extent that a property has vacant leaseable space, not only will we be deprived of the base rent that we would receive if the vacant space were occupied, but we will have to bear the unreimbursed expense applicable to such vacant space. If a property is mortgaged to secure the payment of indebtedness and if we are unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on the property or the exercise of other remedies by the mortgagee. Likewise, if a property suffers sustained reductions in revenues, we may sustain a writedown of the asset value and a related charge to earnings.

We could incur significant costs related to environmental problems.

  Environmental laws and regulations hold us liable for the costs of removal or remediation of hazardous or toxic substances released on our properties. These laws could impose liability without regard to whether we are responsible for, or even knew of, the presence of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. For instance, third parties may seek recovery from us for personal injuries associated with asbestos-containing materials and other hazardous or toxic substances if found on our properties. Moreover, the presence of these substances on our properties may hinder our ability to rent or sell our properties, or to borrow using our properties as collateral. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As an owner and operator of our properties, we may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

  Under the Americans with Disability Act of 1990, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with the present requirements under the Americans with Disabilities Act, we may incur additional costs of complying with the Americans with Disabilities Act in the future. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the act or other legislation.

  If we incur substantial costs to comply with the act and any other legislation, our financial condition, results of operations, cash flow, quoted per share trading price of our common stock and our ability to pay distributions to you could be adversely affected.

Limits on the ownership of our capital stock could cause some stock transfers to be void.

  In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock may be owned, actually or constructively, by five or fewer individuals, as defined in the Internal Revenue Code. In addition, rent from certain related party tenants is not qualifying income for purposes of the gross income tests under the Internal Revenue Code.

  Two sets of constructive ownership rules apply in determining whether these requirements are met. These constructive ownership rules determine whether we are closely held and whether the rent we receive is from a related party tenant. Accordingly, for the purpose of preserving our REIT qualification, our charter prohibits actual or constructive ownership of more than 9.8% (in value or number of shares, whichever is more restrictive) of outstanding common stock by any person. The constructive ownership rules are complex and may cause common stock owned actually or constructively by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of outstanding common stock, or the acquisition of an interest in an entity which owns common stock, by an individual or entity could cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of the outstanding common stock, and thus subject that common stock to the ownership limit. In addition, for these purposes, common stock that may be acquired upon conversion or exchange of debentures actually or constructively held by an investor, but not common stock issuable with respect to debentures held by others, are deemed to be outstanding prior to their conversion or exchange for purposes of determining the percentage of ownership of common stock held by that investor. Actual or constructive ownership of common stock in excess of the ownership limit would cause the violative transfer or ownership to be void as to the transferee and would cause those shares, and perhaps other common stock, to be converted into excess stock, which have limited economic rights.

Our charter and the Maryland General Corporation Law contain provisions that may prevent a change of control transaction.

  Certain provisions of the Maryland General Corporation Law and our charter and bylaws could have the effect of delaying, deferring or preventing a change in control of us or the removal of existing management and, as a result, could prevent you from being paid a premium for your common stock over then-prevailing market prices.

  Ownership Limit. The ownership limit set forth in our charter may have the effect of precluding acquisition of control of us by a third party without consent of our board of directors even when a change in control is in your interest.

  Staggered Board. Our board of directors is divided into three classes serving staggered terms of three years each. Directors for each class are chosen for a three-year term upon the expiration of the current class' term. The staggered terms for directors may affect the stockholders' ability to change control of the Company even where a change in control is in your interest.

  Preferred Stock. Our charter authorizes the board of directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights, including the right to vote and the right to convert into common stock, of any shares issued. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even where a change of control is in your interest.

  Control Shares. The Maryland General Corporation Law provides certain restrictions upon the voting rights of "control shares" in a Maryland corporation. Control shares are voting shares of stock which, if aggregated with all other such shares of stock previously acquired by the holder thereof, would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of power:

  .  one-fifth or more but less than one-third,

  .  one-third or more but less than a majority, or

  .  a majority of all voting power.

  The Maryland General Corporation Law provides that control shares have no voting rights except to the extent approved by an affirmative vote of two-thirds of the outstanding shares entitled to vote on the matter, excluding shares held by the acquiror or by officers and directors who are also employees. A control share acquisition means the acquisition of control shares, subject to certain exceptions. Pursuant to the statute, our bylaws exempt control share acquisitions involving our executives and certain of their associates and affiliates and, consequently, the prohibition on voting control shares will not apply to those persons.

  Business Combinations. Under the Maryland General Corporation Law, certain business combinations between a Maryland corporation and any person or affiliate thereof who is the beneficial owner of 10% or more of the voting power of the corporation's shares are prohibited for five years after the most recent date on which the 10% owner became a 10% owner. Thereafter, any such business combination must be approved by the affirmative vote of at least:

  . 80% of the votes entitled to be cast by holders of our outstanding voting shares; and

  . two-thirds of the votes entitled to be cast by holders of outstanding voting shares held by persons other than the 10% owner with whom the business combination is to be effected, subject to certain exceptions.

  Pursuant to the statute, we have exempted any business combinations involving our executive officers and certain of their associates and affiliates, and, consequently, the five-year prohibition and the super-majority vote requirement will not apply to business combinations between us and those persons.

We may change our investment and financing policies without stockholder approval.

  Our board of directors determines both ours and the operating partnership's investment and financing policies and policies with respect to certain other activities, including growth, capitalization, distributions and operating policies. Although the board of directors has no present intention to amend or revise these policies, the board of directors may do so at any time without a vote of our stockholders.

Tax consequences may impact our ability to sell or refinance properties.

  We are not required to distribute our net capital gains to stockholders in order to retain our qualification as a REIT. However, we would be required to pay federal income tax and, in certain cases, federal excise tax on our undistributed net capital gains. Accordingly, as the managing general partner of the operating partnership, we will be required to take reasonable efforts, as determined by us in our sole discretion, to cause the operating partnership to distribute sufficient amounts to enable the payment of sufficient distributions by us to avoid any federal income or excise tax at the Company level as a consequence of such sale. This requirement may impact our ability to dispose of properties in our portfolio.

  In addition, our share of any gain realized by the operating partnership on the sale of any property held by the operating partnership as inventory or other property held primarily for sale to customers in the ordinary course of the operating partnership's trade or business will be treated as income from a prohibited transaction. We would be required to pay a 100% penalty tax on income from a prohibited transaction.

Our ability to make decisions concerning the operation or disposition of our partially-owned properties may be restricted.

  We are only partial owners of two of our properties held through the operating partnership. The operating partnership owns a 75% managing general partnership interest in the partnership that owns Kenneth Hahn Plaza and an 85% managing general partnership interest in Haagen-Central Partnership, the general partnership which is the managing general partner of, and holds a 40% interest in, the partnership that owns Vermont-Slauson Shopping Center. Therefore, the operating partnership holds the equivalent of a 34% interest in Vermont-Slauson Shopping Center.

  The operating partnership is the managing general partner of each of these partnerships, with control over their day-to-day operations. We may have certain fiduciary responsibilities to our outside partners which we will need to consider when making decisions relating to these partially-owned properties. The consent of our outside partners may be required for any sale, transfer or encumbrance of the partially-owned properties. In addition, the sale, transfer, assignment or pledge of partnership interests in the partnerships which own the partially-owned properties require the prior written consent of the other partners or are subject to certain rights of first refusal. These limitations may result in decisions by third parties with respect to these properties that do not fully reflect our interests.

We may issue additional shares of capital stock without stockholder approval which may dilute your investment.

  We may issue shares of our common stock, preferred stock or other equity or debt securities without stockholder approval. The future issuance of capital stock may dilute an existing stockholder's investment.

Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could result in decreasing the market prices for our common stock.

  We cannot predict whether future issuances of shares of our common stock or the availability of shares for future sale will result in decreasing the market price of the common stock. As of December 31, 1999, 26,647,968 shares of our common stock were issued and outstanding and we had reserved for future issuance the following shares of common stock:

  . 1,654,725 shares issuable upon the exchange of common units issued in connection with our formation and in connection with the acquisition of properties;

  . 1,327,709 shares issuable upon exercise of options we have granted under our Second Amended and Restated 1993 Stock Option and Incentive Plan;

  . 882,611 additional shares issuable under our Second Amended and Restated 1993 Stock Option and Incentive Plan; and

  . 8,808,222 shares issuable upon the conversion or exchange of all our outstanding debentures.

We may be unable to successfully develop properties.

  We may selectively pursue development projects, including the expansion of certain properties. Such projects generally require various governmental and other approvals, the receipt of which cannot be assured. We may incur certain risks in connection with development activities, including:

  . the expenditure of funds on and devotion of management's time to projects which may not come to fruition;

  . the risk that construction costs of a project may exceed original estimates, possibly making the project uneconomic; and

  . the risk that occupancy rates and rents at a completed project will not be sufficient to make the project profitable.

Decreases in cash available from our properties and other factors could limit our ability to make distributions to stockholders.

  Distributions to you will be based principally on cash available for distribution from the properties in our portfolio. Increases in base rent and percentage rent under the leases of our properties or the payment of rent in connection with future acquisitions will increase our cash available for distribution. However, in the event of a default or a lease termination by a lessee, there could be a decrease or cessation of rental payments. In addition, the amount available to make distributions may decrease if properties acquired in the future yield lower than expected cash available for distribution. If we incur additional indebtedness in the future, we will require additional funds to service such indebtedness. As a result, amounts available to make distributions may decrease. Distributions will also be dependent upon a number of other factors, including:

  .  our financial condition;

  .  any decision to reinvest, rather than to distribute, funds;

  .  capital expenditures;

  . the annual distribution requirements under the REIT provisions of the Internal Revenue Code described below; and

  .  such other factors as we deem relevant.

  The possibility exists that our future operating results may differ from the assumptions used by our board of directors in determining the current distribution rate. In that event, the trading price of our common stock may be adversely affected.

  To obtain the favorable tax treatment associated with REITs, we generally will be required to distribute to our stockholders at least 95% of our net taxable income each year. In addition, we will be required to pay a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and undistributed income from prior years.

  We intend to make distributions to our stockholders to comply with the 95% distribution requirements of the Internal Revenue Code and to avoid the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if the prevailing market conditions are not favorable for these borrowings.

An increase in market interest rates or a negative perception of retail shopping center REITs could cause a decrease in the market price of our common stock.

  A variety of factors may influence the price of our common stock in public trading markets. We believe that investors generally perceive REITs as yield-driven investments and compare the annual yield from distributions by REITs with yields on various other types of financial instruments. Thus, an increase in market interest rates generally could adversely affect the market price of our common stock. Similarly, to the extent that the investing public has a negative perception of companies in the retail business or REITs that own and operate retail shopping centers and other properties catering to retail tenants, the value of our common stock may be negatively impacted in comparison to shares of other REITs owning other types of properties and catering to different types of tenants.

Bankruptcy of our tenants or downturns in our tenants' businesses may reduce our cash flow.

  At any time, a tenant of our properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of that tenant's lease. Although we have not experienced material losses from tenant bankruptcies, no assurance can be given that tenants will not file for bankruptcy protection in the future, or if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in the failure to make rental payments when due. If tenant leases are not affirmed following bankruptcy or if a tenant's financial condition weakens, our results of operations and ability to make distributions to our stockholders may be adversely affected.

Real estate assets are illiquid and we may not be able to sell our properties when we desire.

  Equity real estate investments are generally illiquid which limits our ability to sell our properties quickly in response to changes in economic or other conditions or meet certain of our strategic objectives of disposing of certain non-strategic assets. In addition, the Internal Revenue Code places certain limits or prohibitive taxes on REITs which may limit our ability to sell certain properties. These restrictions on our ability to sell our properties could have an adverse effect on our financial position and our ability to make distributions to you.

We face significant competition which may decrease the occupancy and rental rates of our properties.

  Numerous retail properties compete with our properties in attracting tenants to lease space. Some of these competing properties are newer and better located or designed and may offer lower expenses or be better capitalized than our properties. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents charged. In addition, retailers at our properties face increasing competition from outlet malls, discount shopping clubs, mail order and e-commerce.

  Additionally, we may be competing for investment opportunities with entities which have substantially greater financial resources than us. These entities may generally be able to accept more risk than we can prudently manage.

ITEM 2. PROPERTIES

General

  As of December 31, 1999, the Properties consisted of 47 community shopping centers, 2 regional malls and 7 single tenant facilities, containing in the aggregate approximately 11.1 million square feet of GLA. Approximately 9.4 million square feet of GLA is owned by the Company, with the balance owned by certain anchor retailers. The Company has focused its efforts on four key markets, which include the Pacific Northwest, Northern and Southern California, and the Southwest. Of the 47 community centers, which comprise the core asset group of the Company, 11 are located in the Pacific Northwest, 7 in Northern California, 23 in Southern California and 6 in the Southwest. The two regional malls are located in Southern California. Four of the single tenant assets are in Southern California, 2 are in Northern California and one is located in the Southwest.

  The Company's community shopping centers range in size from approximately 14,000 square feet of total GLA to approximately 446,000 square feet of total GLA. The Company's regional malls range in size from approximately 820,000 square feet of GLA to approximately 1,248,000 square feet of GLA. The Company's single tenant facilities range in size from approximately 86,000 square feet of total GLA to approximately 115,000 square feet of total GLA.

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

  During 1999, the Company completed one acquisition, acquiring Randolph Plaza, a 180,000 square foot community shopping center located in Tucson, Arizona for approximately $9.5 million. In addition, the Company sold 8 assets during the year, generating net cash proceeds of $76.1 million which resulted in a combined book gain of approximately $24 million. The asset dispositions during 1999 consisted of the following:

      Date of                                                            Company
     Dispostion        Property Name               Location             Owned GLA
     ----------        -------------               --------             ---------
     1/26/1999       Sam's Club               Fountain Valley, CA        119,126
     2/15/1999       The City Center          San Francisco, CA          194,193
     8/2/1999        Empire Center            Fontana, CA                261,996
     9/15/1999       Sixth Avenue Plaza       Tacoma, WA                 139,107
     9/16/1999       Oracle Road              Tucson, AZ                 102,400
     11/10/1999      Vons                     Simi Valley, CA            102,400
     12/28/1999      K-Mart                   Los Banos, CA               86,479
     12/29/1999      Vons                     Escondido, CA               36,800

  During 1998, the Company continued the acquisition program it had commenced in 1997. The Company acquired 19 community shopping centers during 1998, aggregating approximately 2.9 million square feet of Company owned GLA, with an aggregate purchase price of $309.9 million. The 1998 acquisitions consisted of the following:

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

  Forty-eight of the Properties are owned by the Company in fee, 7 are held by the Company under long-term ground leases and one is owned in fee with a portion of the shopping center under a long-term ground lease. Included in the long-term ground leases are two partially-owned properties in which the Company, through the Operating Partnership, owns, directly or indirectly, partnership interests (the "Partially-Owned Properties"), as described below.

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

Description of Properties

  The following table sets forth the physical description and anchor tenant information with respect to the Properties as of December 31, 1999.

                                     Year of                              Total
                                   Construction                         Shopping
                                     (or Most      Ownership     Land    Center    Company
                                      Recent       Interest      Area   GLA (Sq.  Owned GLA         Anchor or
                                   Renovation)  (Expiration)(1) (Acres)   Ft.)    (Sq. Ft.)     Principal Tenants
                                   ------------ --------------- ------- --------- ---------     -----------------
 COMMUNITY SHOPPING CENTERS
 Pacific Northwest
 Covington Square.................     1986           Fee         14.5    154,106   150,163 Safeway, Rite-Aid
  Covington, WA
 Fairwood Shopping Center.........    (1995)          Fee         20.0    208,181   208,181 Safeway, Pic 'N Save,
  Renton, WA                                                                                ACE Hardware, Quality
                                                                                            Food Centers
 Frontier Village Shopping Center.     1993           Fee         15.7    153,320   153,320 Safeway, Bartell Drugs
  Lake Stevens, WA
 Gresham Town Fair................     1988           Fee         25.6    262,725   262,725 GI Joe's, Craft
  Gresham, OR                                                                               Warehouse, Ross Stores,
                                                                                            Emporium
 The Medford Center...............    (1998)          Fee         30.1    410,668   325,922 Cinemark Theatres,
                                                                                            Sears,
  Medford, OR                                                                               Emporium, Payless(2),
                                                                                            Safeway(2), Circuit
                                                                                            City, 24 Hour Fitness(3)
 Pacific Linen Plaza..............     1988           Fee          4.6     69,432    69,432
  Lynnwood, WA
 Pavilions' Centre................     1995           Fee         17.0    200,209   200,209 Quality Food Centers,
  Federal Way, WA                                                                           Barnes & Noble,
                                                                                            Blockbuster Music,
                                                                                            Petco, JoAnn ETC.
 Ross Center......................     1987           Fee         10.0    132,465   132,465 Ross Stores, Michaels,
  Portland, OR                                                                              Pier 1 Imports
 Ross Plaza.......................     1990           Fee          6.0     67,287    67,287 Ross Stores
  Silverdale, WA
 Vancouver Park Place.............     1987           Fee          6.4     77,944    77,944 T.J. Maxx, Pier 1
                                                                                            Imports
  Vancouver, WA
 Westgate North Shopping Center...     1980           Fee         13.3    111,112   108,771 Quality Food Centers
  Tacoma, WA
                                                                 -----  --------- ---------
   Subtotal Pacific Northwest.....                               163.2  1,847,449 1,756,419
                                                                 -----  --------- ---------
 Northern & Central California
 Bakersfield Shopping Center......     1978           Fee          9.3     14,115    14,115
  Bakersfield, CA
 Madera Marketplace...............     1992           Fee         14.5    294,059   168,596 Wal-Mart(2),
  Madera, CA                                                                                Pak-N-Sav
 Marshall's Plaza.................     1989           Fee          5.0     86,200    79,000 Marshall's
  Modesto, CA
 Mineral King Plaza...............     1983           Fee         10.9    115,336    39,060 Vons(2),
  Visalia, CA                                                                               Longs Drugs(2)
 Rheem Valley.....................     1990           Fee         18.4    153,260   153,260 T.J. Maxx, Longs Drugs
  Moraga, CA
 Rosedale Village Shopping Center.     1991           Fee         10.6    217,006   127,527 Savemart, Payless Drugs,
  Bakersfield, CA                                                                           Kmart(2)
 Southpointe Plaza................     1982           Fee         18.0    193,063   189,063 Big 5 Sporting Goods
  Sacramento, CA
                                                                 -----  --------- ---------
   Subtotal Northern &
     Central California...........                                86.7  1,073,039   770,621
                                                                 -----  --------- ---------

                                   Year of                               Total
                                 Construction                          Shopping
                                   (or Most      Ownership      Land    Center    Company
                                    Recent        Interest      Area   GLA (Sq.  Owned GLA         Anchor or
                                 Renovation)  (Expiration)(1)  (Acres)   Ft.)    (Sq. Ft.)     Principal Tenants
                                 ------------ ---------------- ------- --------- ---------     -----------------
 Southern California
 Center of El Centro............     1980           Fee          17.0    178,889   178,889 Sears, Mervyn's
  El Centro, CA
 Country Fair Shopping Center...     1992           Fee          17.3    206,902   163,462 Albertson's(2),
  Chino, CA                                                                                PETsMART, Rite-Aid,
                                                                                           Staples, T.J. Maxx
 Covina Town Square.............    (1997)          Fee          35.5    359,611   359,611 Home Depot, Staples,
  Covina, CA                                                                               PETsMART, Michael's, AMC
                                                                                           Theatres
 Date Palm Center...............     1987           Fee          11.8    117,362   117,362 Sam's Club (Wal-Mart)
  Cathedral City, CA
 El Camino North................     1982           Fee          54.0    445,807   319,307 Mervyn's(2),
  Oceanside, CA                                                                            Toys 'R' Us(2), Ross
                                                                                           Stores, Steinmart, Petco
 Fire Mountain Center...........     1987     Fee/Ground Lease    9.4     92,378    92,378 Strouds, Lamps Plus,
  Oceanside, CA                                    (2048)                                  Trader Joe's, Bookstar
 Fullerton Town Center..........     1987           Fee          21.7    368,387   255,687 Price Club(2), AMC
  Fullerton, CA                                                                            Theatres, Toys R' Us,
                                                                                           Office Depot
 Gardena Gateway Center.........     1990           Fee           9.7     65,987    65,987 Marukai (Rite-Aid)
  Gardena, CA                                                                              99 Ranch Market
 Huntington Center..............    (1989)      Ground Lease      3.9    110,244   110,244 Toys 'R' Us, Albertson's
  Huntington Beach, CA                             (2032)
 Kenneth Hahn Plaza.............     1987       Ground Lease     14.5    165,047   165,047 Food 4 Less, Pic 'N
                                                                                           Save,
  Los Angeles, CA                                  (2052)                                  Rite-Aid, Super Trak
                                                                                           Auto
 La Verne Towne Center..........     1986           Fee          19.1    231,143   231,143 Target,
  La Verne, CA                                                                             Top Valu (Albertson's)
 Lakewood Plaza.................    (1989)      Ground Lease     11.1    113,511   113,511 Stater Bros.
                                                                                           (Albertson's),
  Bellflower, CA                                   (2032)                                  Staples
 Loma Square....................     1980           Fee          15.8    210,704   210,704 T.J. Maxx, Circuit City,
  San Diego, CA                                                                            Sav-on Drugs, Staples,
                                                                                           Super Crown Books
 Montebello Town Square ........     1992           Fee          24.5    250,438   250,438 Sears, Toys 'R' Us,
  Montebello, CA                                                                           AMC Theatres, Petco
 Mountain Square Shopping
  Center........................     1988           Fee          15.8    273,189   273,189 Home Depot, Staples,
  Upland, CA                                                                               Pavilions, Factory 2U
 North County Plaza.............     1987           Fee          16.9    153,325   153,325 Marshall's, Michael's,
  Carlsbad, CA                                                                             Kids 'R' Us
                                                                                           Albertson's, Office
 Parkway Place..................    (1989)      Ground Lease      9.7    120,425   120,425 Depot
  Escondido, CA                                    (2037)
 Pomona Gateway Center..........    (1993)          Fee           9.8    103,905   103,905 Vons, Pic 'N Save
  Pomona, CA
 San Fernando Mission Plaza.....     1991           Fee           4.9     67,192    67,192 Value Plus (Vons)
  San Fernando, CA
 Torrance Promenade.............    (1991)          Fee          19.0    266,907   266,907 Ross, Marshall's,
  Torrance, CA                                                                             Office Depot, Linens 'n
                                                                                           Things, Bookstar, Sears
                                                                                           Homelife, Loehmann's,
                                                                                           Kids 'R' Us
 Vermont-Slauson Shopping
  Center........................     1981       Ground Lease     10.3    169,744   169,744 Ralphs, Kmart,
  Los Angeles, CA                                  (2070)                                  Sav-on Drugs
 Vineyards Marketplace..........     1991           Fee           6.7    106,765    56,035 Albertson's(2),
  Rancho Cucamonga, CA                                                                     Sav-on Drugs
 Vista Balboa Shopping Center...    (1988)          Fee          10.3    117,410   117,410 Albertson's, SportMart
  San Diego, CA
                                                                -----  --------- ---------
   Subtotal Southern California.                                367.9  4,295,272 3,961,902
                                                                -----  --------- ---------

                           Year of
                         Construction                           Total
                           (or Most      Ownership     Land    Shopping   Company
                            Recent       Interest      Area   Center GLA Owned GLA         Anchor or
                         Renovation)  (Expiration)(1) (Acres) (Sq. Ft.)  (Sq. Ft.)     Principal Tenants
                         ------------ --------------- ------- ---------- ----------    -----------------
 Southwest
 Charleston Plaza......      1989           Fee         23.5     283,646    234,496 Home Base, Lucky(2),
  Las Vegas, NV                                                                     Sav-on Drugs
 Kyrene Village
  Shopping Center......      1987           Fee         14.4     161,174    161,174 Basha's, Kyrene Lanes
  Chandler, AZ
 North Mountain
  Village..............      1985           Fee         15.0     147,510     94,379 Fry's Food & Drug(2),
  Phoenix, AZ                                                                       T. J. Maxx, Greenbacks
 Randolph Plaza........      1999           Fee         17.3     192,685    180,382 Fry's, Walgreen's,
  Tucson, AZ                                                                        MacFrugal's
 Southern Palms Center.      1980           Fee         26.1     251,663    251,663 Food 4 Less, Heilig
  Tempe, AZ                                                                         Meyer Furniture,
                                                                                    Staples, Coomers Craft
                                                                                    Mall
 Sunrise Place Center..     (1992)          Fee          8.5     136,919    136,919 Smith's Food & Drug
  Tucson, AZ
                                                       -----  ---------- ----------
   Subtotal Southwest..                                104.8   1,173,597  1,059,013
                                                       -----  ---------- ----------
 TOTAL COMMUNITY
  SHOPPING CENTERS                                     722.6   8,389,357  7,547,955
                                                       -----  ---------- ----------
 REGIONAL MALLS
 Baldwin Hills Crenshaw
  Plaza................      1988           Fee         42.0     819,704    359,704 Sears(2),
  Los Angeles, CA                                                                   Robinsons-May(2), Wal-
                                                                                    Mart(3), Albertson's,
                                                                                    T.J. Maxx, Sony/Magic
                                                                                    Johnson Theaters
 Media City Center.....      1992      Ground Lease     37.1   1,248,015    818,405 Macy's, IKEA(2),
  Burbank, CA                              (2078)                                   Sears(2), Mervyn's(2),
                                                                                    AMC Theatres, Sports
                                                                                    Chalet, CompUSA, Barnes
                                                                                    & Noble, Virgin
                                                                                    Megastore
                                                       -----  ---------- ----------
 TOTAL REGIONAL MALLS..                                 79.1   2,067,719  1,178,109
                                                       -----  ---------- ----------
 SINGLE TENANT
  FACILITIES
 Home Base.............     (1988)          Fee          8.7     107,165    107,165 Home Base
  Glendora, CA
 Kmart.................      1990           Fee          8.7     104,204    104,204 Kmart
  Phoenix, AZ
 Kmart.................      1990           Fee          8.8      86,479     86,479 Kmart
  Banning, CA
 Kmart.................      1990           Fee          9.1      86,479     86,479 Kmart
  El Centro, CA
 Kmart.................      1990           Fee          6.2      86,479     86,479 Kmart
  Madera, CA
 Kmart.................      1990           Fee          8.3      86,479     86,479 Kmart
  Rocklin, CA
 Sam's Club............     (1988)     Ground Lease      9.8     114,722    114,722 Sam's Club
  Downey, CA                               (2009)                                   (Wal-Mart)
                                                       -----  ---------- ----------
 TOTAL SINGLE TENANT
  FACILITIES...........                                 59.6     672,007    672,007
                                                       -----  ---------- ----------
 TOTAL ALL PROPERTIES..                                861.3  11,129,083  9,398,071
                                                       =====  ========== ==========

--------
(1) The date indicated is the expiration date of any ground lease after giving effect to all renewal periods.

(2) Indicates anchor not owned.

(3) Anchor tenant under construction.

Property Performance Summary

  The following table sets forth, on a property-by-property basis, the GLA leased to anchor tenants, pad tenants and shop tenants, as of December 31, 1999:

                                                                                                      Average
                            Total Leased GLA       Available  GLA to                       Annualized  Base     Annual
                        -------------------------     GLA    be Built Total GLA Percentage    Base     Rent   Percentage
     Property Name      Anchor(1) Pad(2)  Shop(3)  (sq.ft.)  (sq.ft.) (sq. ft.) leased(4)   Rent(5)   psf(6)   Rent(7)
     -------------      --------- ------- -------  --------- -------- --------- ---------- ---------- ------- ----------
COMMUNITY SHOPPING
CENTERS
Pacific Northwest
Covington Square......    70,837      --   73,812     5,514    1,260    151,423    96.3    $1,599,919 $11.06   $   --
Fairwood Shopping
Center................   109,249   10,777  81,846     6,309    6,334    214,515    97.0     1,967,302   9.75   182,000
Frontier Village
Shopping Center.......    68,473   22,023  58,637     4,187      --     153,320    97.3     1,521,762  10.20   140,000
Gresham Town Fair.....   159,282   26,587  68,171     8,685      --     262,725    96.7     2,252,072   8.87    13,000
The Medford Center....   196,032   17,432  53,642    58,816   18,000    343,922    82.0     2,041,261   7.64   184,000
Pacific Linen Plaza...    25,000      --   44,432       --       --      69,432   100.0       998,902  14.39       --
Pavilions' Centre.....   123,562      --   76,647       --       --     200,209   100.0     3,060,357  15.29       --
Ross Center...........    53,331    7,000  70,944     1,190      --     132,465    99.1     1,562,780  11.90       --
Ross Plaza............    29,020      --   36,642     1,625      --      67,287    97.6       804,498  12.25       --
Vancouver Park Place..    33,938   14,900  29,106       --       --      77,944   100.0       962,070  12.34    73,000
Westgate North
Shopping Center.......    37,902   11,836  44,813    14,220    1,500    110,271    86.9     1,135,840  12.01    61,000
                         -------  ------- -------   -------   ------  ---------   -----    ---------- ------   -------
 Subtotal Pacific
 Northwest............   906,626  110,555 638,692   100,546   27,094  1,783,513    94.3    17,906,763  10.81   653,000
                         -------  ------- -------   -------   ------  ---------   -----    ---------- ------   -------
Northern & Central
California
Bakersfield Shopping
Center................       --       --   12,740     1,375      --      14,115    90.3        90,556   7.11       --
Madera Marketplace....    92,278      --   70,856     5,462      --     168,596    96.8     1,689,491  10.36       --
Marshall's Plaza......    27,000      --   33,715    18,285      --      79,000    76.9       705,524  11.62       --
Mineral King Plaza....        --      --   32,860     6,200      --      39,060    84.1       511,976  15.58       --
Rheem Valley..........    51,009    5,150  90,271     6,830      --     153,260    95.5     1,670,852  11.41     2,000
Rosedale Village
Shopping Center.......    72,324    6,658  42,169     6,376      --     127,527    95.0     1,319,065  10.89       --
Southpointe Plaza.....   105,650      --   67,277    16,136      --     189,063    91.5     1,424,396   8.24    35,000
                         -------  ------- -------   -------   ------  ---------   -----    ---------- ------   -------
 Subtotal Northern &
 Central California...   348,261   11,808 349,888    60,664      --     770,621    92.1     7,411,860  10.44    37,000
                         -------  ------- -------   -------   ------  ---------   -----    ---------- ------   -------
Southern California
Center of El Centro...   149,300    5,623  18,616     5,350      --     178,889    97.0       683,836   3.94   154,000
Country Fair Shopping
Center................    96,225   27,341  31,899     7,997    4,905    168,367    95.1     2,258,613  14.53    47,000
Covina Town Square....   266,383   15,918  63,618    13,692      --     359,611    96.2     5,110,252  14.77   153,000
Date Palm Center......    99,919      --   12,937     4,506    4,000    121,362    96.2     1,692,236  14.99       --
El Camino North.......   101,582  133,024  65,141    19,560    2,946    322,253    93.9     3,599,341  12.01     5,000
Fire Mountain Center..    44,481   23,432  23,339     1,126      --      92,378    98.8     1,792,123  19.64   109,000

                                                                                                     Average
                           Total Leased GLA       Available  GLA to                       Annualized  Base     Annual
                      ---------------------------    GLA    be Built Total GLA Percentage    Base     Rent   Percentage
    Property Name     Anchor(1) Pad(2)   Shop(3)  (sq.ft.)  (sq.ft.) (sq. ft.) leased(4)   Rent(5)   psf(6)   Rent(7)
    -------------     --------- ------- --------- --------- -------- --------- ---------- ---------- ------- ----------
Fullerton Town
 Center.............    177,653  19,722    38,179   20,133      --     255,687    92.1     3,702,275  15.72        --
Gardena Gateway
 Center.............     41,300   5,062    17,125    2,500      --      65,987    96.2       972,115  15.31     30,000
Huntington Center...    105,879   4,365       --       --       --     110,244   100.0     1,285,121  11.66        --
Kenneth Hahn Plaza..     97,186  14,598    51,263    2,000      --     165,047    98.8     1,549,537   9.50        --
La Verne Towne
 Center.............    158,860   1,940    58,019   12,324      --     231,143    94.7     1,357,898   6.21        --
Lakewood Plaza......     93,342   4,365    15,804      --       --     113,511   100.0     1,308,068  11.52        --
Loma Square.........     96,514     --    107,470    6,720      --     210,704    96.8     2,698,609  13.23     81,000
Montebello Town
 Square.............    210,533   7,879    25,167    6,859      --     250,438    97.3     2,712,175  11.13        --
Mountain Square
 Shopping Center....    185,945     --     70,099   17,145      --     273,189    93.7     3,098,335  12.10     81,000
North County Plaza..     43,610  28,720    73,045    7,950    8,500    161,825    94.8     2,125,361  14.62        --
Parkway Place.......     91,127  12,917    15,347    1,034      --     120,425    99.1     1,225,856  10.27        --
Pomona Gateway
 Center.............     96,418   6,487     1,000      --     4,982    108,887   100.0       923,447   8.89        --
San Fernando Mission
 Plaza..............     50,508   2,293    14,391      --       --      67,192   100.0       906,054  13.48        --
Torrance Promenade..    215,562  20,496    30,183      666      --     266,907    99.8     4,156,986  15.61        --
Vermont-Slauson
 Shopping Center....    142,411   3,720    23,613      --       --     169,744   100.0       993,598   5.85      9,000
Vineyards
 Marketplace........     21,415     --     32,245    2,375      --      56,035    95.8       788,452  14.69        --
Vista Balboa
 Shopping Center....    105,210  12,200       --       --       --     117,410   100.0     1,386,271  11.81      2,000
                      --------- ------- ---------  -------   ------  ---------   -----    ----------  -----  ---------
 Subtotal Southern
  California........  2,691,363 350,102   788,500  131,937   25,333  3,987,235    96.7    46,326,559  12.10    671,000
                      --------- ------- ---------  -------   ------  ---------   -----    ----------  -----  ---------
Southwest
Charleston Plaza....    153,131  19,171    51,672   10,522      --     234,496    95.5     2,353,990  10.51        --
Kyrene Village
 Shopping Center....     95,957   5,120    57,490    2,607      --     161,174    98.4     1,226,701   7.74      1,000
North Mountain
 Village............     41,215     --     51,191    1,973      --      94,379    97.9       877,174   9.49        --
Randolph Plaza......    136,110   6,150    28,511    9,611      --     180,382    94.7       995,057   5.83     80,000
Southern Palms
 Center.............     56,345  20,025   123,641   51,652    3,200    254,863    79.5     1,885,994   9.43     23,000
Sunrise Place
 Center.............    103,025   5,100    22,214    6,580    7,080    143,999    95.2       730,719   5.61        --
                      --------- ------- ---------  -------   ------  ---------   -----    ----------  -----  ---------
 Subtotal Southwest.    585,783  55,566   334,719   82,945   10,280  1,069,293    92.2     8,069,635   8.27    104,000
                      --------- ------- ---------  -------   ------  ---------   -----    ----------  -----  ---------
 TOTAL COMMUNITY
  SHOPPING CENTERS..  4,532,033 528,031 2,111,799  376,092   62,707  7,610,662    95.0    79,714,817  11.11  1,465,000
                      --------- ------- ---------  -------   ------  ---------   -----    ----------  -----  ---------
REGIONAL MALLS
Baldwin Hills
 Crenshaw Plaza.....    141,554  29,610   157,167   31,373      --     359,704    91.3     5,810,348  17.70    218,000
Media City Center...    467,961  48,984   226,087   75,373      --     818,405    90.8    12,085,713  16.27    283,000
                      --------- ------- ---------  -------   ------  ---------   -----    ----------  -----  ---------
 TOTAL REGIONAL
  MALLS.............    609,515  78,594   383,254  106,746      --   1,178,109    90.9    17,896,061  16.70    501,000
                      --------- ------- ---------  -------   ------  ---------   -----    ----------  -----  ---------

                                                                                                          Average
                          Total Leased GLA          Available  GLA to                                      Base     Annual
                     -----------------------------     GLA    be Built Total GLA  Percentage  Annualized   Rent   Percentage
   Property Name     Anchor(1)  Pad(2)    Shop(3)   (sq.ft.)  (sq.ft.) (sq. ft.)  leased(4)  Base Rent(5) psf(6)   Rent(7)
   -------------     ---------  -------  ---------  --------- -------- ---------  ---------- ------------ ------- ----------
SINGLE TENANT
FACILITIES
Home Base--
Glendora...........    107,165      --         --        --       --     107,165    100.0         935,444   8.12         --
Kmart--Phoenix AZ..    104,204      --         --        --       --     104,204    100.0         551,576   5.29         --
Kmart--Banning CA..     86,479      --         --        --       --      86,479    100.0         457,744   5.29         --
Kmart--El Centro
CA.................     86,479      --         --        --       --      86,479    100.0         507,915   5.87         --
Kmart--Madera CA...     86,479      --         --        --       --      86,479    100.0         415,951   4.81         --
Kmart--Rocklin CA..     86,479      --         --        --       --      86,479    100.0         411,132   4.75         --
Sam's Club--Downey
CA.................    110,822    3,900        --        --       --     114,722    100.0         732,765   6.39      62,000
                     ---------  -------  ---------   -------   ------  ---------             ------------ ------  ----------
 TOTAL SINGLE
 TENANT FACILITIES.    668,107    3,900        --        --       --     672,007    100.0       4,012,527   5.97      62,000
                     ---------  -------  ---------   -------   ------  ---------             ------------ ------  ----------
 TOTAL ALL
 PROPERTIES........  5,809,655  610,525  2,495,053   482,838   62,707  9,460,778     94.9    $101,623,405 $11.40  $2,028,000
                     =========  =======  =========   =======   ======  =========             ============ ======  ==========
PERCENT OF TOTAL
GLA................      61.41%    6.45%     26.38%     5.10%    0.66%    100.00%
                     =========  =======  =========   =======   ======  =========

----
(1) Anchor tenants are defined as those retail tenants occupying more than 25,000 square feet of GLA, 10% of a Property's aggregate GLA, or which represent a significant drawing power for the Property.
(2) Pad tenants means freestanding single tenants.
(3) Includes certain office space.
(4) Based upon Total GLA, excluding GLA to be built.
(5) Total annualized base rents of the Company for leases signed as of December 31, 1999, excluding (i) percentage rents, (ii) additional amounts payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements and (iii) future contractual rent escalations or cost of living increases.
(6) Calculated as total annualized base rent divided by GLA actually leased as of December 31, 1999.
(7) Annual percentage rent reported during 1999.

Tenant Concentration

  The following table sets forth, as of December 31, 1999, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the Properties:

                                                 Percentage
                              Number              of Total    Total   Percentage
                                of   Annualized  Annualized  Tenant    of Total
Retail Tenant(1)              Stores  Base Rent  Base Rent     GLA       GLA
----------------              ------ ----------  ----------  ------   ----------
AMC Theatres................     6   $ 5,907,780    5.81%     259,842    2.76%
Safeway/Vons................     7     3,321,091    3.27%     393,819    4.19%
American Stores (Sav-On,
 Albertson's)...............    10     3,677,277    3.62%     450,624    4.79%
K-Mart......................     6     2,562,498    2.52%     532,624    5.67%
Sam's Club (Wal-Mart).......     2     2,138,834    2.10%     210,741    2.24%
Fred Meyer (Ralph's/FFL/QFC,
 Smith's)...................     6     1,995,879    1.96%     299,699    3.19%
T.J. Maxx...................     9     1,982,526    1.95%     247,614    2.63%
Home Depot..................     2     1,875,930    1.85%     200,549    2.13%
Toys R' Us..................     5     1,802,233    1.77%     180,780    1.92%
Home Base...................     2     1,710,826    1.68%     212,572    2.26%
Sears Roebuck & Co..........     5     1,657,583    1.63%     299,642    3.19%
Staples.....................     6     1,513,504    1.49%     136,513    1.45%
Barnes & Noble..............     4     1,434,609    1.41%      70,276    0.75%
Magic Johnson Theatres......     1     1,288,210    1.27%      67,579    0.72%
Ross Stores, Inc. ..........     5     1,166,621    1.15%     142,852    1.52%
Payless Shoe Source.........    16     1,058,759    1.04%      54,409    0.58%
Office Depot................     4     1,111,023    1.09%     101,594    1.08%
Circuit City................     3     1,035,900    1.02%      84,680    0.90%
                               ---   -----------   -----    ---------   -----
  TOTAL.....................    99   $37,241,083   36.65%   3,946,409   41.99%
                               ===   ===========   =====    =========   =====

--------
(1) Excludes non-owned anchors.

  The following table sets forth, as of December 31, 1999, square footage of GLA leased to national, regional and local retail tenants and the annualized base rent generated from such:

                                                        Average
                                           % of Total Annual Base Percent of
                               Annualized  Annualized   Rent Per    Total
Type of Tenant                 Base Rent   Base Rent  Square Foot Leased GLA
--------------                ------------ ---------- ----------- ---------- ---
National(1).................. $ 68,970,732     67.9%    $10.32        75.0%
Regional(2)..................    9,697,860      9.5%     13.06         8.3%
Local(3).....................   22,954,813     22.6%     15.41        16.7%
                              ------------   ------                 ------
                              $101,623,405   100.00%     11.40      100.00%
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

  The following table sets forth, as of December 31, 1999, the annualized base rent of all of the Properties, the percentage of annualized base rent, the average rent per square foot and the percentage leased, broken down by type of tenant:

                                                   Average
                                                  % of Total Annual Base
                                      Annualized  Annualized  Rent Per   Percent
Type of Space                         Base Rent   Base Rent  Square Foot Leased
-------------                        ------------ ---------- ----------- -------
Anchor.............................. $ 50,560,613     49.7%    $ 8.70     98.1%
Pad.................................    9,443,777      9.3%     15.47     96.9%
Shop................................   41,619,015     41.0%     16.68     87.7%
                                     ------------   ------
  TOTAL............................. $101,623,405   100.00%     11.40     94.9%
                                     ============   ======

Segment Concentration

  The following table sets forth, as of December 31, 1999, information related to the business segments in which our tenants operate which account for at least 2% of our annualized gross rent:

                                        Total    Percentage
                              Number   Segment    of Total    Total   Percentage
                                of   Annualized  Annualized  Segment   of Total
Retail Tenant                 Stores  Base Rent  Base Rent     GLA       GLA
-------------                 ------ ----------- ---------- --------- ----------
Grocery Stores...............   24   $ 9,860,562    9.70%   1,227,610   13.06%
Theatres.....................    9     8,219,557    8.09%     409,694    4.36%
Fast Food Restaurants........  193     6,965,916    6.85%     329,439    3.51%
Restaurants..................   73     5,843,627    5.75%     379,680    4.04%
Discount Department Stores...   10     5,410,887    5.32%     963,747   10.25%
Discount Apparel Stores......   36     4,487,548    4.42%     495,491    5.27%
Women's Wear.................   62     4,189,983    4.12%     282,518    3.01%
Home Improvement.............   12     4,043,165    3.98%     468,838    4.99%
Audio/Video Stores...........   34     3,483,441    3.43%     186,879    1.99%
Home Furnishings.............   24     3,359,618    3.31%     250,663    2.67%
Department Stores............    9     2,802,871    2.76%     704,610    7.50%
Bank/Financial Services......   59     2,513,855    2.47%     160,535    1.71%
Variety Stores...............   33     2,481,509    2.44%     280,063    2.98%
Beauty Supply/Salons.........  103     2,462,167    2.42%     134,860    1.43%
Office Supply Stores.........   10     2,453,781    2.41%     224,937    2.39%
Major Shoe Stores............   36     2,304,066    2.27%     116,942    1.24%
Electronics..................   22     2,130,597    2.10%     144,478    1.54%
                               ---   -----------   -----    ---------   -----
  TOTAL......................  749   $73,013,150   71.85%   6,760,984   71.94%
                               ===   ===========   =====    =========   =====

Tenant Lease Expirations and Renewals

  The following table sets forth, as of December 31, 1999, tenant lease expirations at the Properties, assuming that no tenants exercise renewal options:

                              Overall Portfolio           Anchors             Pads             Shops
                          ------------------------- ------------------- ---------------- ------------------
                          Number             Base             Base Rent           Base               Base
                            Of    Square   Rent Per  Square    Per Sq.  Square  Rent Per  Square   Rent Per
Year of Expiration        Leases   Feet    Sq. Ft.    Feet       Ft.     Feet   Sq. Ft.    Feet    Sq. Ft.
------------------        ------ --------- -------- --------- --------- ------- -------- --------- --------
Month-to-Month..........    129    241,921  $13.00     74,096  $ 3.76     1,000  $13.00    166,825  $17.10
2000....................    193    524,339   14.69    132,079    9.85    39,059   14.84    353,201   16.48
2001....................    223    693,525   14.01    250,927    8.14    33,147   16.96    409,451   17.36
2002....................    213    829,751   12.31    394,318    6.76    52,448   18.27    382,985   17.20
2003....................    134    540,759   11.97    207,978    5.05    46,772   15.90    286,009   16.36
2004....................    149    878,605   11.06    516,480    7.26    36,488   17.01    325,637   16.42
2005....................     67    426,659   14.52    211,340   13.29    41,369   15.27    173,950   15.84
2006....................     50    410,251   12.85    245,048   10.55    37,105   13.07    128,098   17.18
2007....................     38    353,456   11.63    194,957    8.31    45,363   11.84    113,136   17.27
2008....................     32    496,109   11.13    423,602    9.88    39,167   20.12     33,340   16.38
2009....................     28    595,795    7.77    524,666    6.30    52,366   17.16     18,763   22.52
Thereafter..............     97  2,924,063    9.90  2.634.164    9.48   186,241   14.10    103,658   12.94
                          -----  ---------  ------  ---------  ------   -------  ------  ---------  ------
 TOTAL..................  1,353  8,915,233  $11.40  5,809,655  $ 8.70   610,525  $15.47  2,495,053  $16.68
                          =====  =========  ======  =========  ======   =======  ======  =========  ======

  The following table sets forth, as of December 31, 1999, tenant lease expirations at the 47 community centers within the portfolio of Properties which represent our strategic focus, assuming that no tenants exercise renewal options:

                              Overall Portfolio            Anchors             Pads               Shops
                          -------------------------- ------------------- ----------------- -------------------
                          Number           Base Rent           Base Rent         Base Rent           Base Rent
                            Of    Square    Per Sq.   Square    Per Sq.  Square   Per Sq.   Square    Per Sq.
Year of Expiration        Leases   Feet       Ft.      Feet       Ft.     Feet      Ft.      Feet       Ft.
------------------        ------ --------- --------- --------- --------- ------- --------- --------- ---------
Month-to-Month..........     77    178,635  $ 9.64      74,096  $ 3.76     1,000  $13.00     103,539  $13.81
2000....................    161    466,616   14.21     132,079    9.85    35,159   15.55     299,378   15.98
2001....................    182    644,269   12.74     250,927    8.14    33,147   16.96     360,195   15.56
2002....................    180    776,825   11.25     394,318    6.76    51,408   17.75     331,099   15.60
2003....................    113    504,165   11.07     207,978    5.05    46,772   15.90     249,415   15.19
2004....................    122    802,603   10.09     485,908    6.98    28,188   18.12     288,507   14.54
2005....................     54    308,080   12.21     113,761    7.43    39,649   14.57     154,670   15.12
2006....................     42    365,595   12.17     219,744    9.57    30,695   14.14     115,156   16.60
2007....................     30    300,459   10.55     194,957    8.31    45,363   11.84      60,139   16.84
2008....................     26    337,778   10.54     271,480    9.12    34,167   17.80      32,131   14.83
2009....................     23    470,932    7.81     413,844    6.30    38,884   17.35      18,204   21.90
Thereafter..............     75  2,015,906   10.97   1,772,941   10.74   143,599   12.73      99,366   12.48
                          -----  ---------  ------   ---------  ------   -------  ------   ---------  ------
 TOTAL..................  1,085  7,171,863  $11.11   4,532,033  $ 8.70   528,031  $15.05   2,111,799  $15.32
                          =====  =========  ======   =========  ======   =======  ======   =========  ======

Debt Secured by Properties

  The following table summarizes the outstanding indebtedness secured by the Company's Properties as of December 31, 1999 (in thousands):

                                                          Interest  Maturity
          Lender                      Property              Rate      Date   Balance
          ------                      --------           ---------- -------- --------
 Mortgage Loans:
 Principal Mutual Life
  Insurance Company......   North Mountain Village        8.250%    05/01/01 $  8,182
 First Union National       Covina, Randolph Plaza        8.980%(1) 06/01/02   58,017
  Bank...................    Fairwood & Mountain Square
 Metropolitan Life
  Insurance Company......   Date Palm                    10.450%    07/31/02    9,254
 First Union National
  Bank...................   Fire Mountain                 8.980%(1) 08/01/02   11,448
 The Travelers Insurance
  Company................   North County                 10.375%    01/31/03   15,573
 Normura Asset Capital
  Corporation............   Tranche A(2)                  8.938%    04/01/05   22,198
 DLJ Mortgage Acceptance
  Corp...................   Charleston                    8.050%    01/01/06   15,201
 Teachers................   Pavilions                     7.440%    08/01/06   24,064
 Column Financial, Inc...   Mineral King                  9.680%    08/01/06    3,673
 Eastrich #79 Corporation
  (AEW)..................   Loan #1(3)                   11.450%    10/15/06   19,908
 Eastrich #79 Corporation
  (AEW)..................   Loan #2(4)                   10.900%    10/15/06    9,153
 First Union National       Gardena, Gresham, Loma        7.750%    07/01/09   51,784
  Bank...................    Square & Southpointe
 Chase Commercial
  Mortgage Banking
  Corp. .................   Torrance Promenade            8.300%    11/10/09   29,981
 Chase Commercial
  Mortgage Banking
  Corp. .................   Kyrene Village                8.300%    11/10/09    5,191
 Chase Commercial
  Mortgage Banking
  Corp. .................   Vineyards Marketplace         8.300%    11/10/09    7,945
 Nomura Asset Capital
  Corporation............   Tranche B(2)                  9.000%    04/01/10   32,975
 Aid Association for
  Lutherans..............   Westgate North                8.300%    04/01/14    5,846
                                                         ----------          --------
 Total Mortgage Loans
  Payable................                                 8.829%(7)           330,393
                                                         ----------          --------
 CRA--Certificates of
  Participation, Series
  1985...................   Baldwin Hills Crenshaw Plaza  5.300%    12/01/14   30,000
 CDC--Certificates of
  Participation, Series
  1985...................   Kenneth Hahn Plaza            5.200%    12/01/15    6,000
 Secured Line of Credit--
  Chase Manhattan Bank...   (5)                           7.801%(6) 12/31/00  158,075
                                                         ----------          --------
 Total secured debt......                                 8.276%(7)          $524,468
                                                         ==========          ========

--------
(1) Interest based on LIBOR plus 250 basis points.

(2) Secured by San Fernando Mission, Rosedale, Country Fair, Fullerton, La Verne, and $10.6 million of U.S. Treasury Securities.

(3) Secured by KMart--Rocklin, KMart--El Centro, KMart--Banning, KMart-- Madera, KMart--Phoenix, Vista Balboa and Huntington Beach. Cross collateralized with (4) below.

(4) Secured by Lakewood, Sam's Club--Downey, and Parkway Place. Cross collateralized with (3) above.

(5) Secured by Media City, Montebello, Medford Shopping Center, Ross Center, Pacific Linen, Vancouver Park Place, Sunrise Place, Marshall's Plaza, Ross Plaza, Covington, Madera Marketplace, Frontier Village and Rheem Valley.

(6) Interest based on LIBOR plus 137.5 basis points (adjusted to 250 basis points as of February 28, 2000).

(7) Weighted average interest rate on debt.

  Aggregate future principal payments by year on the balance of mortgage indebtedness as of December 31, 1999 is as follows (in thousands):

                                               Scheduled
                                              Amortization Scheduled
   Year                                         Payments   Maturities    Total
   ----                                       ------------ ----------   --------
   2000......................................   $ 5,175     $158,075(1) $163,250
   2001......................................     5,573        8,105      13,678
   2002......................................     5,223       75,983      81,206
   2003......................................     4,610       14,434      19,044
   2004......................................     4,930          --        4,930
   2005......................................     4,934       20,953      25,887
   2006......................................     3,976       53,846      57,822
   2007......................................     2,176          --        2,176
   2008......................................     2,333          --        2,333
   2009......................................     1,906       85,212      87,118
   Thereafter................................     2,639       64,385      67,024
                                                -------     --------    --------
     Total...................................   $43,475     $480,993    $524,468
                                                =======     ========    ========

--------
(1) Amount represents balance outstanding on the secured line of credit which expires on December 31, 2000.

Other Assets of the Company

  The Company's interest in Media City Center (Burbank, California) includes an interest in two promissory notes issued by the Redevelopment Burbank Agency of the City of Burbank (the "Burbank Agency") which mature on February 1, 2016. The first note, which is nonrecourse to the Burbank Agency, is unsecured and was issued by the Burbank Agency on November 15, 1989 with an $18.5 million principal amount and bears interest at 9.25% per annum. On each semi-annual payment date the Burbank Agency is required to make payments on the note to the extent of 70% of the real property tax increment generated by Media City Center, with certain exceptions. The second note is secured by certain tax revenues and was issued by the Burbank Agency on December 6, 1990 with a $33 million initial principal amount and bears interest at 9.25% per annum. The note is nonrecourse to the Burbank Agency but is secured by certain real property tax increments generated by the property as well as certain sales and use taxes generated by the property. On each semi-annual payment date the Burbank Agency is required to make payments on the note only to the extent of such tax items, less rent paid by Macy's (formerly Bullock's). Any amount which accrues under the notes that is not required to be paid is added to the principal amount of such notes. Any principal or interest due on either of the notes which has not been paid (due to the permitted reductions and limitation on payments described above) as of their respective maturity dates will be forgiven, and it is not likely that the full face amount of the notes and the interest thereon will be paid by such maturity dates. During the years ended December 31, 1999, 1998 and 1997, the Company recognized income of approximately $2,721,000, $2,633,000, and $2,656,000, respectively, pursuant to the terms of such agency note agreements.

  Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton and Chino, other income was recognized for the years ended December 31, 1999, 1998 and 1997 from Fullerton Town Center of $42,000, $52,000 and $48,000, respectively, and Country Fair Shopping Center of $151,000, $146,000 and $147,000, respectively. Such commitments expire in 2013 and 2001 for Fullerton and Chino, respectively, and any balance owing to the Company at expiration will be forgiven and discharged.

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

  Pursuant to an Environmental Indemnity Agreement, as modified by the Separation Agreement, the transferors of eight of the 36 properties acquired at the time of the Company's formation in December 1993 (the "Original Properties") have agreed to provide certain indemnities to the Company for environmental liabilities that may arise with respect to any contamination on or affecting the condition of the Original Properties which was known as of December 27, 1993 or which becomes known after December 27, 1993 as a result of additional environmental testing commenced prior to December 27, 1993. Pursuant to the transfer documents with respect to Rosedale Village, Gresham Town Fair, Medford Center and LaVerne Towne Center (the "1994 Acquisition Properties"), the transferors of such properties provided certain indemnities with respect to environmental liabilities to the Company. Because responsibility for such matters is being retained by the transferors no liabilities have been recorded in the financial statements of the Company with respect to such matters. For the Properties acquired during 1999, 1998 and 1997 where the Company's due diligence identified existing or potential environmental contamination, the Company either obtained indemnifications from the sellers or had remediation work paid for by the seller. For all other Properties acquired, based on the Company's due diligence, the Company does not believe that it has exposure to material environmental clean up cost.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1999, no matters were submitted for a vote of stockholders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CTA." At March 1, 1999, the Company had approximately 178 stockholders of record and approximately 5,000 beneficial owners. The following table sets forth quarterly high and low sales prices of the Common Stock and the dividends paid by the Company with respect to each period.

                                                                       Dividends
                                                                       Declared
   Three months ended:                                  High     Low   Per Share
   -------------------                                 ------- ------- ---------
    December 31, 1999................................. $11.125 $ 9.063   0.36
    September 30, 1999................................  12.375   9.625   0.36
    June 30, 1999.....................................  12.438  10.313   0.36
    March 31, 1999....................................  13.000   9.156   0.36
    December 31, 1998.................................  12.938   9.500   0.36
    September 30, 1998................................  15.750  10.813   0.36
    June 30, 1998.....................................  17.000  13.750   0.36
    March 31, 1998....................................  18.000  16.250   0.36

  Distributions included a return of capital component of approximately 56.9%, 82.5% and 72%, for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, distributions for the years ended December 31, 1999 and 1998 represented a 16.5% and 5.3% capital gain, respectively. All distributions will be made by the Company at the discretion of the Board of Directors on a quarterly basis and will depend on the earnings of the Company, its financial condition and such other factors as the Board of Directors deems relevant. The Company has historically paid a quarterly dividend of $0.36 per share. In March 2000, the Board of Directors elected to reduce the dividend for the quarter ended March 31, 2000 to $0.21 per share. In making this election, the Board of Directors concluded that the new dividend amount is more reflective of the Company's anticipated stabilized funds from operations and that it is reflective of a pay-out ratio more in line with the Company's peer group. The historical return of capital component of the Company's distributions is not indicative of the return of capital component of future distributions, which may be lower than previous years. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code, the Company is required to make distributions to holders of its shares which will be at least 95% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Code.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the Company. The following data should be read in conjunction with management's discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                                       Year ended December 31,
                          -----------------------------------------------------
                             1999        1998       1997       1996      1995
                          ----------  ----------  ---------  --------  --------
                          (In thousands, except per share & property data)
Statements of Operations
 Data:
Total revenues..........  $  144,886  $  130,495  $  88,961  $ 87,719  $ 81,323
                          ----------  ----------  ---------  --------  --------
Expenses:
  Interest..............      54,649      48,385     36,083    35,516    32,304
  Property operating
   costs................      43,008      40,500     27,720    27,780    28,379
  Depreciation and
   amortization.........      24,854      24,313     18,333    17,118    20,018
  Writedown of asset
   held for sale........         --       21,685        --        --        --
  Non-recurring items...         --          --       9,355     9,044       --
  General and
   administrative.......       8,440       5,835      2,941     2,917     3,014
                          ----------  ----------  ---------  --------  --------
Total expenses..........     130,951     140,718     94,432    92,375    83,715
                          ----------  ----------  ---------  --------  --------
Income (loss) before
 other items............      13,935     (10,223)    (5,471)   (4,656)   (2,392)
Equity in income of
 management company.....         --          --          19       --          4
Gain on sale of rental
 properties.............      23,991       1,055        --      2,406       --
Minority interests......      (4,786)      1,055      1,229       245       (20)
Extraordinary items.....      (6,483)        --        (422)      --        --
                          ----------  ----------  ---------  --------  --------
Net income (loss) ......  $   26,657  $   (8,113) $  (4,645) $ (2,005) $ (2,408)
                          ==========  ==========  =========  ========  ========
Net income (loss) per
 share, basic...........  $     1.04  $    (0.38) $   (0.35) $  (0.17) $  (0.20)
                          ==========  ==========  =========  ========  ========
Dividends per share.....  $     1.44  $     1.44  $    1.44  $   1.44  $   1.44
                          ==========  ==========  =========  ========  ========
Weighted average shares
 of common stock
 outstanding............      25,697      21,519     13,312    12,024    11,964
                          ==========  ==========  =========  ========  ========
Number of operating
 Properties (at end of
 period)................          56          63         46        38        40
Gross leasable area
 owned (sq. ft.) (at end
 of period).............       9,398      10,185      7,217     6,570     6,740
                                         As of December 31,
                          -----------------------------------------------------
                             1999        1998       1997       1996      1995
                          ----------  ----------  ---------  --------  --------
Balance Sheet Data:
Rental Properties before
 accumulated
 depreciation...........  $1,030,689  $1,074,629  $ 783,279  $659,565  $653,058
Total assets............     955,579     987,021    710,713   594,876   605,777
Total debt and other
 liabilities............     712,881     697,419    519,441   434,603   421,561
Minority interests......      15,410      49,231     41,433    43,647    16,765
Redeemable Common Stock.         --        9,903      8,385       --        --
Stockholders' equity....     227,288     230,468    141,454   116,626   167,451
                                       Year ended December 31,
                          -----------------------------------------------------
                             1999        1998       1997       1996      1995
                          ----------  ----------  ---------  --------  --------
Other Data:
Funds from
 Operations(1):
  Basic.................  $   42,477  $   36,301  $  21,924  $ 20,893  $ 17,075
  Diluted...............      55,943      50,169     35,793    34,765    30,943
Cash Flows From:
  Operating activities..  $   33,711  $   32,528  $  19,559  $ 22,414  $ 19,910
  Investing activities..      39,793    (219,430)  (110,192)  (20,522)  (32,075)
  Financing activities..     (74,936)    189,925     88,305       362    11,326

-------
(1) The Company computes funds from operations ("FFO") on both a basic and a diluted basis and considers Operating Partnership Units as the equivalent of shares for the purpose of these computations. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock as well as other common stock equivalents. For further discussion of FFO, see Item 7--Management's Discussion and Analysis of Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

Forward-Looking Statements

  This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains forward-looking statements. Also, documents we subsequently file with the SEC and incorporate by reference will contain forward-looking statements. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described, or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "would," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

  .  defaults on or non-renewal of leases by tenants;

  .  increased interest rates and operating costs;

  .  our failure to obtain necessary outside financing;

  . difficulties in identifying properties to acquire and completing acquisitions;

  .  difficulties in disposing of properties;

  .  our failure to successfully operate acquired properties and operations;

  .  our failure to successfully develop property;

  .  our failure to maintain our status as a REIT;

  .  environmental uncertainties and risks related to natural disasters;

  .  financial market fluctuations; and

  . changes in real estate and zoning laws and increases in real property tax rates.

  Our success also depends upon economic trends generally, as well as income tax laws, governmental regulation, legislation, population changes and other matters discussed above in the section entitled "Risk Factors." We caution you, however, that any list of risk factors may not be exhaustive.

Results of Operations

 Comparison of the year ended December 31, 1999 to the year ended December 31, 1998.

  Total revenues increased by $14.4 million to $144.9 million for the year ended December 31, 1999 from $130.5 million for the year ended December 31, 1998. The increase was primarily a result of the acquisition of 19 properties during 1998. During their first full year of ownership, the 19 assets acquired during 1998 contributed an additional $18.3 million to total revenues in 1999. Comparable properties, the 28 properties owned as of January 1, 1998, contributed an additional $2.2 million increase in revenues. Occupancy at these centers increased from 94.1% at the beginning of the year to 95.2% at the end of the year, which was the primary contributor to the increase. Interest income increased $0.4 million over the prior year as a result of the $10.0 million of government securities that were purchased to defease a mortgage secured by an asset sold during the year. Offsetting these increases was the reduction in revenues of $6.5 million from the sale of 8 assets during 1999.

  Interest expense increased by $6.3 million to $54.7 million for the year ended December 31, 1999 from $48.4 million for the year ended December 31, 1998. The increase is a result of several factors including an increase in the average debt outstanding in 1999 over 1998 of approximately $45 million. In addition, interest rates on mortgages that were refinanced during 1999 were higher than the variable rates that were being incurred on the Company's Credit Facility. Offsetting these increases was a reduction in interest expense of $0.4 million related to the repurchase of $10.0 million of the Company's debentures.

  Property operating costs increased $2.5 million from $40.5 million for the year ended December 31, 1998 to $43.0 million for the year ended December 31, 1999. As with the increase in revenues, the 19 assets acquired during 1998 were the primary cause of the increase. These assets incurred an additional $4.0 million in operating costs during 1999. The comparable properties increased $0.6 million over the previous year. Offsetting these increases was the reduction in operating costs of $1.5 million from the sale of 8 assets during 1999 as well as a reduction in operating costs at the Company's two regional malls of $0.6 million.

  Depreciation and amortization expense increased by $0.6 million to $24.9 million for the year ended December 31, 1999 from $24.3 million for the year ended December 31, 1998. This increase was a result of acquisition of 19 properties in 1998 offset by the sale of 8 assets during 1999.

  General and administrative costs increased $2.6 million from $5.8 million for the year ended December 31, 1998 to $8.4 million for the year ended December 31, 1999. During the third quarter of 1999, the Company recorded a $1.2 million charge related to the restructuring of its corporate operations. In addition, during 1999 the Company recorded compensation expense of $3.4 million related to the award of restricted stock, the vesting of which is subject to the successful achievement of certain performance goals, to certain key executives compared to $1.0 million during 1998.

  Income before other items for the year ended December 31, 1999 was $13.9 million compared to a loss before other items of $10.2 million at December 31, 1998. The primary cause of the change was the writedown of an asset held for sale of $21.7 million recorded in 1998 related to Empire Center, which was sold during 1999.

  During 1999, the Company sold 8 assets for an aggregate gain on sale of $24.0 million.

  During 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $6.5 million related to the payment of certain prepayment penalties and the write-off of unamortized deferred financing costs.

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

  As of December 31, 1998, the Company recorded a writedown of an asset held for sale of $21.7 million. The write down resulted from the Company's decision to sell Empire Center, located in Fontana, California. In anticipation of the sale, which occurred in August 1999, the property was written down to its fair market value, less estimated closing costs.

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

 Selected Property Financial Information

  Net Operating Income (defined as operating revenues less property operating costs) for the Company's properties was as follows:

                                                        Year Ended December 31,
                                                        ------------------------
                                                          1999    1998    1997
                                                        -------- ------- -------
   Rental Properties:
     Regional Malls.................................... $ 18,018 $17,156 $17,074
     Community Centers.................................   77,920  65,379  36,200
     Single Tenants....................................    4,895   7,000   7,624
   Other Income........................................    1,045     460     343
                                                        -------- ------- -------
   Net Operating Income................................ $101,878 $89,995 $61,241
                                                        ======== ======= =======

  The following summarizes the percentage of leased GLA (excluding non-owned
GLA) as of:

                                                              December 31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
   Rental Properties:
     Regional Malls........................................  90.9%  90.9%  91.3%
     Community Centers.....................................  95.0%  91.9   93.8
     Single Tenants........................................ 100.0% 100.0  100.0
   Aggregate Portfolio.....................................  94.9%  92.7   94.6

  During 1999 the Company signed leases for approximately 356,000 square feet and renewed approximately 460,000 square feet of community centers leases at rates approximately 4.0% higher than previous rates. Such signed leases resulted in an increase in the overall rent per square foot of the Company's portfolio to $11.40 per square foot at December 31, 1998 from $11.23 per square foot at December 31, 1998.

Liquidity Sources and Requirements

  The Company's 7 1/2% Convertible Subordinated Debentures (the "7 1/2% Debentures"), which mature on January 15, 2001 ($128.6 million at December 31,
1999) and its $250 million secured line of credit ($158.1 million outstanding as of December 31, 1999) (the "Credit Facility") which expires on December 31, 2000 will require the Company to generate substantial cash proceeds during 2000. The Company intends to meet these cash requirements through the disposition of certain assets, refinancing or restructuring of certain existing debt agreements and cash generated from operations. The Company anticipates that cash flows generated from the operations of the Company's real estate will be sufficient to cover operating expenses, recurring debt service and distributions. The Company has historically paid a quarterly dividend of $0.36 per share. In March 2000, the Board of Directors elected to reduce the dividend for the quarter ended March 31, 2000 to $0.21 per share. In making this election, the Board of Directors concluded that the new dividend amount is more reflective of the Company's anticipated stabilized funds from operations and that it is reflective of a pay-out ratio more in line with the Company's peer group.

  In February 2000, the terms of the Credit Facility were amended to allow for a gradual step down in the amount available to the Company. The borrowing capacity of the Credit Facility was reduced to $175 million effective
January 1, 2000 and will be further reduced to $135 million by March 31, 2000 and then to $85 million by June 30, 2000. In addition, the interest rate on the Credit Facility was increased from London Inter-Bank Offering Rate ("LIBOR") plus 137.5 basis points (7.8% at December 31, 1999) to LIBOR plus 250 basis points effective January 1, 2000.

  As of March 20, 2000, the outstanding balance on the Credit Facility was $167.6 million with an additional $4.4 million utilized to provide letters of credit. On March 31, 2000, the Company will be required to pay down approximately $37 million under the Credit Facility in order to comply with the step down of the borrowing capacity to $135 million. On March 24, 2000, the Company closed a $17.4 million mortgage secured by the AMC Theater at Covina Town Square. The mortgage bears interest at 8.44% and has a 10-year maturity. The Company is under contract to sell the AMC Theater, at which time the buyer will assume the mortgage. This sale will generate additional net cash proceeds of approximately $5.5 million. In addition, on March 29, 2000 the Company closed on the sale of its single tenant facility in Glendora, California, which generated net cash proceeds of approximately $7.8 million. The Company is also in the process of negotiating a new line of credit, which it expects to close on or prior to March 31, 2000 or shortly thereafter, with another lender to replace the entire Credit Facility and thus eliminate the step down requirements. In the event that the proceeds from the asset sales or the new line of credit are not available by the March 31, 2000 step down date, the Company intends to seek a waiver from the lenders under the Credit Facility to extend the March 31, 2000 step down date for a short period.

  During 1999, the Company completed $165.1 million of mortgage transactions. Two variable rate mortgages, secured by five properties, bear interest at LIBOR plus 250 basis points. The first loan of

$58.5 million matures on June 1, 2002 and the second loan of $11.5 million matures August 1, 2002. A fixed rate mortgage, bearing interest at 7.75%, in the amount of $52.0 million is secured by four properties and matures on July 1, 2009. Three mortgages, each secured by a single property, bear interest at 8.3% have a combined balance of $43.1 million and mature on November 10, 2009.

  Proceeds from these mortgage transactions were used to repay mortgage debt of $66.7 million, plus certain prepayment penalties, and to reduce the outstanding balance on the Company's Credit Facility. In connection with the repayment of this debt, as well as the repayment of debt secured by assets sold during 1999, the Company incurred extraordinary losses from the early extinguishment of debt of $6.9 million.

  During 1999, the Company repurchased $10.0 million of its 7 1/2% Debentures on the open market. In connection with the repurchase of the 7 1/2% Debentures the Company recorded an extraordinary gain on early extinguishment of debt of $461,000.

  The Company has commenced marketing certain of its stable community shopping centers in order to meet its debt maturities in 2000 and early 2001, including the $128.6 million of 7 1/2% Debentures which mature in January 2001. The Company is actively pursuing the disposition of $175 million of community shopping centers. The assets being marketed comprise stable community centers where management believes value has been fully captured. Management believes that it will be able to execute the transactions necessary for it to meet these obligations.

Funds from Operations

  The Company considers Funds From Operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO is defined, as outlined in the March 1995 white paper, by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization, excluding non-real estate assets, less gains on sales of properties. Additionally, the definition also permits FFO to be adjusted for significant non-recurring items. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations and should not be considered as an alternative to those indicators in evaluating the Company's operating performance or liquidity. Further, the methodology for computing FFO utilized by the Company may differ from that utilized by other equity REITs and, accordingly may not be comparable to such other REITs.

  The Company computes FFO on both a basic and a diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                                   Year Ended December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
Net Income (Loss)................................. $ 26,657  $(8,113) $(4,645)
Adjustments to reconcile net loss to funds from
 operations:
Depreciation and Amortization:
  Buildings and improvements......................   16,793   15,980   12,161
  Tenant improvements and allowances..............    5,470    5,768    4,635
  Leasing costs...................................    2,392    2,407    1,451
Gain on Sale of Assets............................  (23,991)  (1,055)     --
Write down of Asset Held for Sale.................      --    21,685      --
Non-recurring charges, net........................    1,148      --     9,355
Minority Interests................................    4,163   (1,634)  (1,810)
Extraordinary Loss on Early Extinguishment of
 Debt.............................................    6,483      --       422
Other.............................................    3,362    1,263      355
                                                   --------  -------  -------
Funds from Operations, basic......................   42,477   36,301   21,924
Debenture interest expense........................   12,176   12,568   12,569
Amortization of debenture financing costs.........    1,290    1,300    1,300
                                                   --------  -------  -------
Funds from Operations, diluted.................... $ 55,943  $50,169  $35,793
                                                   ========  =======  =======

  Funds from operations, on a basic basis, increased to $42.5 million for the year ended December 31, 1999, as compared to $36.3 million for the same period in 1998. On a diluted basis, assuming conversion of the debentures and other common stock equivalents, funds from operations increased to $55.9 million from $50.2 million. The increase in funds from operations is principally a function of acquisitions made during 1998 and the latter part of 1997. During 1998 and 1997, the Company recorded a writedown on assets held for sale of $21.7 million and non-recurring charges of $9.4 million, respectively. The 1997 charge related to the retirement of the Haagen Family while the 1998 charge relates to the estimated loss on the pending sale of Empire Center. Such items were not included in the computation of FFO as the Company considers them to be significant non-recurring events that if deducted would materially distort the comparative measurement of Company performance.

Cash Flows

  Net cash provided by operations for the year ended December 31, 1999 was $33.7 million compared to $32.5 million for the prior year. The principal reasons for the increase in net cash from operations are discussed in Results of Operations above.

  Net cash provided by investing activities was $39.8 million compared to cash used by investing activities of $219.4 million for the prior year. This change was a result of the acquisition of 19 properties in 1998 compared to the acquisition of 1 property and the sale of 8 properties in 1999. Net cash used by financing activities was $74.9 million for the year ended December 31, 1999, compared to cash provided of $189.9 million from the prior year. The change from cash provided to cash used is a result of the purchase of OP units and an increase in restricted cash during 1999. In addition, during 1999 the Company received $33.9 million from the sale of common stock to LFREI compared to $141.0 million in the prior year.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR based interest rates as interest on the Company's Credit Facility of $158.1 million as well as mortgage notes of $69.5 million are tied to various LIBOR interest rates. The Credit Facility matures December 31, 2000. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $260.9 million of the Company's debt is based on a weighted average fixed rate of 8.79%. As a result, the Company will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incur substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are tied to a general index of AAA rated tax free municipal bonds.

  The following tables provides information about the Company's interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values (in thousands):

                                     As of December 31, 1999
--------------------------------------------------------------------------------------------------------
                                                                                             Fair Market
                           2000      2001     2002     2003     2004    Thereafter  Total       Value
                         --------  --------  -------  -------  -------  ---------- --------  -----------
Interest Rate Sensitive
 Liabilities:
 Credit Facility........ $158,075                                                  $158,075   $144,636
   Interest Rate........   LIBOR+                                                    LIBOR+
                             1.38%                                                     1.38%
 Variable Rate Debt.....                     $69,465                               $ 69,465   $ 69,465
   Interest Rate........                      LIBOR+                                 LIBOR+
                                                2.50%                                  2.50%
 Fixed Rate Debt........           $  8,182  $ 9,254  $15,573            $227,919  $260,928   $265,251
   Weighted Average
    Interest Rate.......               8.25%   10.45%   10.38%               8.63%     8.79%
 Tax Exempt
  Certificates..........                                                 $ 36,000  $ 36,000   $ 36,000
   Weighted Average
    Interest Rate.......                                                     5.28%     5.28%
                                     As of December 31, 1998
--------------------------------------------------------------------------------------------------------
                                                                                             Fair Market
                           1999      2000     2001     2002     2003    Thereafter  Total       Value
                         --------  --------  -------  -------  -------  ---------- --------  -----------
Interest Rate Sensitive
 Liabilities:
 Credit Facility........           $200,895                                        $200,895   $200,895
   Average Interest
    Rate................             LIBOR+                                          LIBOR+
                                       1.38%                                           1.38%
 Fixed Rate Debt........  $48,441  $  4,372  $12,883  $13,919  $19,213   $161,663  $260,491   $280,378
 Weighted Average
  Interest Rate.........    9.107%    9.321%   8.250%  10.284%  10.375%     9.287%    9.321%
 Tax Exempt
  Certificates..........                                                 $ 36,000  $ 36,000   $ 36,000
   Average Interest
    Rate................                                                    5.110%    5.110%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Center Trust, Inc.:

  We have audited the accompanying consolidated balance sheets of Center Trust, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14.A.2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Deloitte & Touche

Los Angeles, California
March 22, 2000

                               CENTER TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                       (in thousands, except share data)

                                                            1999        1998
                                                         ----------  ----------
                         ASSETS
                         ------

Rental properties (Notes 2, 3 and 4).................... $1,030,689  $1,074,629
  Accumulated depreciation and amortization.............   (143,610)   (141,785)
                                                         ----------  ----------
Rental properties, net..................................    887,079     932,844
Cash and cash equivalents (Note 2)......................      5,204       6,636
Tenant receivables, net (Note 2)........................     12,267      13,543
Other receivables (Note 2)..............................      6,181       7,984
Restricted cash (Note 4)................................     20,577       5,437
Deferred charges, net (Note 2)..........................     20,966      18,682
Other assets............................................      3,305       1,895
                                                         ----------  ----------
    TOTAL............................................... $  955,579  $  987,021
                                                         ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

LIABILITIES:
  Secured Debt (Notes 4 and 10)......................... $  524,468  $  497,386
  7 1/2% Convertible subordinated debentures (Notes 5
   and 10)..............................................    128,548     138,599
  7 1/4% Exchangeable subordinated debentures (Notes 5
   and 10)..............................................     30,000      30,000
  Accrued dividends and distributions (Note 7)..........      9,963      10,931
  Accrued interest......................................      5,441       5,873
  Accounts payable and other accrued expenses (Note 11).      6,760       6,718
  Accrued construction costs............................      1,753       1,955
  Tenant security and other deposits....................      5,948       5,957
                                                         ----------  ----------
    Total liabilities...................................    712,881     697,419
                                                         ----------  ----------

MINORITY INTERESTS (Notes 1, 2 and 12):
  Operating Partnership (1,654,725 and 4,978,240 units
   issued as of December 31, 1999 and 1998,
   respectively)........................................     14,091      47,215
  Other Minority Interests..............................      1,319       2,016
                                                         ----------  ----------
    Total minority interests............................     15,410      49,231
                                                         ----------  ----------

COMMITMENTS AND CONTINGENCIES (Note 12)

REDEEMABLE COMMON STOCK (Note 6):
  (590,034 shares outstanding as of December 31, 1998,
   redeemed on May 25, 1999)............................        --        9,903
                                                         ----------  ----------
STOCKHOLDERS' EQUITY (Notes 5, 7, and 8):
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 26,647,968 and 24,756,693 shares issued
   and outstanding at December 31, 1999 and 1998,
   respectively)........................................        266         248
  Additional paid-in capital............................    361,412     354,281
  Accumulated distributions and deficit.................   (134,390)   (124,061)
                                                         ----------  ----------
    Total stockholders' equity..........................    227,288     230,468
                                                         ----------  ----------
    TOTAL............................................... $  955,579  $  987,021
                                                         ==========  ==========

                 See Notes to Consolidated Financial Statements

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      Three Years Ended December 31, 1999
                    (in thousands, except per share amounts)

                                                      1999      1998     1997
                                                    --------  --------  -------
REVENUES (Notes 2 and 9):
  Rental revenues.................................  $105,410  $ 94,756  $64,682
  Expense Reimbursements..........................    32,387    28,909   19,204
  Percentage rents................................     2,103     1,728      982
  Other income (Note 2)...........................     4,986     5,102    4,093
                                                    --------  --------  -------
      Total revenues..............................   144,886   130,495   88,961
                                                    --------  --------  -------
EXPENSES:
  Interest (Notes 2, 4 and 5).....................    54,649    48,385   36,083
  Property operating costs:
    Common area...................................    21,217    20,393   13,925
    Property taxes................................    14,505    12,477    7,663
    Leasehold rentals (Note 12)...................     1,681     1,652    1,634
    Marketing.....................................     1,188       685      529
    Other operating...............................     4,417     5,293    3,969
  Depreciation and amortization (Note 2)..........    24,854    24,313   18,333
  Write down of asset held for sale (Note 3)......       --     21,685      --
  Non-recurring charges (Note 11).................       --        --     9,355
  General and administrative .....................     8,440     5,835    2,941
                                                    --------  --------  -------
      Total expenses..............................   130,951   140,718   94,432
                                                    --------  --------  -------
INCOME (LOSS) BEFORE OTHER ITEMS..................    13,935   (10,223)  (5,471)
NET GAIN ON SALE OF RENTAL PROPERTIES.............    23,991     1,055      --
EQUITY IN INCOME OF MANAGEMENT COMPANY (Note 11)..       --        --        19
MINORITY INTERESTS (Note 2):
  Operating Partnership...........................    (4,497)    1,323    1,508
  Other Minority Interests........................      (289)     (268)    (279)
                                                    --------  --------  -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...........    33,140    (8,113)  (4,223)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT
 (Notes 4 and 5)..................................    (6,483)      --      (422)
                                                    --------  --------  -------
NET INCOME (LOSS).................................  $ 26,657  $ (8,113) $(4,645)
                                                    ========  ========  =======
BASIC AND DILUTED INCOME (LOSS) PER SHARE (Note
 2):
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.........  $   1.29  $  (0.38) $ (0.32)
  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
   DEBT...........................................     (0.25)      --     (0.03)
                                                    --------  --------  -------
  NET INCOME (LOSS)...............................  $   1.04  $  (0.38) $ (0.35)
                                                    ========  ========  =======

                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Three Years Ended December 31, 1999
                       (in thousands, except share data)

                             Common Stock
                           ------------------ Additional  Accumulated      Total
                           Number of           Paid-In   Distributions Stockholders'
                             Shares    Amount  Capital    and Deficit     Equity
                           ----------  ------ ---------- ------------- -------------
JANUARY 1, 1997..........  12,024,378   $120   $174,792    $ (58,286)    $116,626
Issuance of common stock
 (Note 1)................   4,006,434     40     58,242          --        58,282
Exercise of stock options
 (Note 8)................      36,369      1        441          --           442
Reclassification to
 redeemable common stock
 (Note 6)................    (510,034)    (5)    (8,380)         --        (8,385)
Restricted stock grants
 (Note 8)................     101,000      1         65          --            66
Adjustment in connection
 with Haagen Separation
 (Note 11)...............         --     --       4,549          --         4,549
Conversion of OP units
 into common stock and
 adjustment to minority
 interest in OP (Note 2).       6,667    --      (5,737)         --        (5,737)
Net Loss.................         --     --         --        (4,645)      (4,645)
Dividends declared (Note
 7)......................         --     --         --       (19,744)     (19,744)
                           ----------   ----   --------    ---------     --------
DECEMBER 31, 1997........  15,664,814    157    223,972      (82,675)     141,454
Issuance of common stock
 (Note 1)................   9,400,000     94    140,906          --       141,000
Exercise of stock options
 (Note 8)................       2,120    --          25          --            25
Reclassification to
 redeemable common stock
 (Note 6)................     (80,000)    (1)    (1,517)         --        (1,518)
Restricted stock grants
 (Note 8)................     207,459      2     1, 489          --        1, 491
Common stock repurchased
 (Note 7)................    (436,700)    (4)    (5,177)         --        (5,181)
Adjustment to minority
 interest in OP (Note 2).      (1,000)   --      (5,417)         --        (5,417)
Net Loss.................         --     --         --        (8,113)      (8,113)
Dividends declared (Note
 7)......................         --     --         --       (33,273)     (33,273)
                           ----------   ----   --------    ---------     --------
DECEMBER 31, 1998........  24,756,693    248    354,281     (124,061)     230,468
Issuance of common stock
 (Note 1)................   2,260,232     22     33,881          --        33,903
Conversion of OP units
 into common stock
 and Adjustment to
 minority interest in OP
 (Note 2)..................    62,597      1    (19,717)         --       (19,716)
Restricted stock grants
 (Note 8)................     547,446      5      3,042          --         3,047
Common stock repurchased
 (Note 7)................    (979,000)   (10)   (10,075)         --       (10,085)
Net Income...............         --     --         --        26,657       26,657
Dividends declared (Note
 7)......................         --     --         --       (36,986)     (36,986)
                           ----------   ----   --------    ---------     --------
DECEMBER 31, 1999........  26,647,968   $266   $361,412    $(134,390)    $227,288
                           ==========   ====   ========    =========     ========

                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Three Years Ended December 31, 1999
                                 (in thousands)

                                                 1999       1998       1997
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................... $  26,657  $  (8,113) $  (4,645)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization of rental
     properties...............................    24,854     24,313     18,333
    Amortization of deferred financing costs..     3,158      2,898      2,074
    Amortization of deferred compensation.....     3,362        958        299
    Net gain on sale of rental properties.....   (23,991)    (1,055)       --
    Write down of asset held for sale.........       --      21,685        --
    Extraordinary loss on early extinguishment
     of debt..................................     6,483        --         422
    Non-recurring charge--Haagen Separation...       --         --       9,355
    Non-recurring charge for building
     demolition...............................       --         --          57
    Equity in income of management company....       --         --         (19)
    Minority interests in operations..........     4,786     (1,055)    (1,229)
  Net changes in operating assets and
   liabilities................................   (11,598)    (7,103)    (5,088)
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................    33,711     32,528     19,559
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental properties............   (18,975)  (203,748)   (85,420)
  Construction and development costs..........   (17,333)   (21,039)   (24,772)
  Proceeds from sale of rental properties.....    76,101      5,357        --
                                               ---------  ---------  ---------
      Net cash provided by (used in) investing
       activities.............................    39,793   (219,430)  (110,192)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal amortization on mortgage
   financing..................................    (4,304)    (3,813)    (2,464)
  Principal payments on mortgage financing....   (90,451)       --         --
  Proceeds from mortgage financing............   165,144        --         --
  Borrowings on secured line of credit........   147,336    213,568    195,522
  Repayments of secured line of credit........  (190,156)  (121,400)  (127,995)
  Repurchase of common stock..................   (20,115)    (5,181)       --
  Proceeds from sale of common stock..........    33,903    141,025     58,664
  Repurchase of OP units......................   (48,142)       --         --
  Repurchase of convertible debentures........    (9,561)       --         --
  Costs of obtaining financing................    (1,302)      (939)    (3,118)
  (Increase) decrease in restricted cash......   (15,140)     3,998     (6,183)
  Dividends to shareholders...................   (36,778)   (29,962)   (18,243)
  Distributions to minority interests.........    (5,370)    (7,371)    (7,878)
                                               ---------  ---------  ---------
      Net cash (used in) provided by financing
       activities.............................   (74,936)   189,925     88,305
                                               ---------  ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS..................................    (1,432)     3,023     (2,328)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF
 YEAR.........................................     6,636      3,613      5,941
                                               ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, AT END OF YEAR..... $   5,204  $   6,636  $   3,613
                                               =========  =========  =========
NON-CASH TRANSACTIONS:
  Fair value of debt assumed to acquire
   properties................................. $     --   $  95,955  $   6,255
                                               =========  =========  =========
  Use of operating partnership units to (sell)
   acquire properties......................... $  (1,999) $  11,190        --
                                               =========  =========  =========

                See Notes to Consolidated Financial Statements.

                              CENTER TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Three Years Ended December 31, 1999

1. ORGANIZATION AND BUSINESS

  Center Trust, Inc. (the "Company"), a Maryland corporation, is a self-administered and self-managed real estate investment trust. The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of retail shopping centers in the western United States.

  As of December 31, 1999, the Company owned a portfolio comprised of interests in 56 retail shopping centers (the "Properties"). The Company's ownership interest in the Properties is held through various partnership interests. The Company is the sole general partner of CT Operating Partnership, L.P., a California limited partnership (the "Operating Partnership" or "OP"), and owns a 94.2% interest therein. Of the 56 Properties, 49 are owned directly by the Operating Partnership. Two of the Properties are owned by partnerships in which the OP has a general partner interest, including a 75% interest in Willowbrook Center Partnership and a 34% effective interest in Vermont Slauson Shopping Center, LTD. The final five Properties are owned by CT Finance Partnership, L.P., a California limited partnership ("CTFP"). The Operating Partnership is the 99% Limited Partner of CTFP. CT Finance, Inc., a Delaware corporation wholly owned by the Company, is the 1% general partner of CTFP, which results in the Company owning 100% of properties owned by CTFP. For purposes of securing various mortgages, the OP has created a series of single purpose entities. Of the 49 Properties owned by the OP, ownership of 14 of these properties is held in 9 separate wholly owned single purpose entities.

  The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

  On June 1, 1997 the Company entered into a Stock Purchase Agreement (the "Agreement") with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC, (together "LFREI"). Pursuant to the Agreement, LFREI purchased 15,666,666 shares of common stock of the Company at a price of $15.00 per share for a total investment of $235 million. The stockholders of the Company approved the Agreement on August 14, 1997. As of December 31, 1999 LFREI owned 58.8% of the outstanding Common Stock of the Company (42.2% on a diluted basis, assuming the exchange of partnership units in the Operating Partnership ("OP Units") for shares of Common Stock and conversion of the Company's 7 1/2% Convertible Subordinated Debentures and 7 1/4% Exchangeable Subordinated Debentures (collectively the "Debentures") into shares of Common Stock (herein referred to as "Diluted Basis")).

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

  For a period of five years from August 14, 1997 (the "Standstill Period") and for any additional standstill extension term, LFREI and its affiliates may not (i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), or (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock). As used herein, the term "Adjusted Fully Diluted Basis" shall mean on a Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding Debentures or upon exercise of options granted under management benefit plans shall not be included. As of December 31, 1999,

                              CENTER TRUST, INC.

LFREI owned 55.4% of the Common Stock on an Adjusted Fully Diluted Basis therefore LFREI's right to vote its common stock was limited to 90.1% of its total holdings. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of Common Stock upon conversion or exercise of the outstanding Debentures or management stock options), then LFREI would be allowed to acquire additional shares of Common Stock, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company's Board of Directors. Although LFREI will not be able to take action on behalf of the Company without the concurrence of the other members of the Company's Board of Directors, they may be able to exert substantial influence over the Company's affairs. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

2. SIGNIFICANT ACCOUNTING POLICIES

  The Company's significant accounting policies are as follows:

  Basis of Presentation--The accompanying financial statements include the accounts of the Company, the OP and CTFP on a consolidated basis. All significant intercompany transactions and balances have been eliminated in the consolidated presentation.

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

  Minority Interests--Included in minority interest for the years ended December 31, 1999, 1998 and 1997 is the 5.8%,16.4% and 20.9% interests, respectively, in the results of the OP which are owned by various third parties. At December 31, 1999, 1998 and 1997, 1,654,725, 4,978,240 and
4,280,789 OP Units were held by the limited partners, respectively. The OP Units are exchangeable, subject to maintaining the Company's status as a REIT, on a one-for-one basis for shares of the Company's common stock or for cash.

  Adjustments have been made to the minority interest balance in the OP to properly reflect their ownership interests in the Company. During 1999, 1998 and 1997, adjustments of $19,716,000, $5,417,000 and $5,737,000 were recorded, respectively. The adjustments are a result of either the purchase or issuance of additional shares of common stock and OP Units, and the conversion of OP Units into common stock.

  Minority interest also includes the limited partners' share of equity in two properties. The two properties in which the OP has a general partner interest are Kenneth Hahn Plaza (75% interest) and Vermont-Slauson Shopping Center (34% interest). Consolidation accounting is applied to both of the above partnerships as the OP is deemed to have control over the operations of the properties.

  Rental Properties--Rental properties are stated at cost less accumulated depreciation. Costs incurred for the acquisition, renovation and betterment of the properties are capitalized. Recurring maintenance and repairs are charged to expense as incurred. Costs incurred during the initial leasing period of a property (primarily representing interest, property taxes, and unrecoverable operating costs) are also capitalized as buildings and improvements. The initial leasing period is generally defined as that period beginning when basic construction of the building is complete and ending when substantially all tenant improvements and additional construction costs have been incurred; however, such initial leasing period cannot exceed one year.

  The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future

                              CENTER TRUST, INC.

cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss equal to the difference between the estimated fair value and the carrying amount of the asset.

  Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period. Interest capitalized during the years ended December 31, 1999, 1998 and 1997 amounted to $735,000, $734,000 and $843,000, respectively. Cash paid for interest, net of capitalized interest costs, was $52,479,000, $45,218,000 and $33,895,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (in thousands)
     Deferred financing costs............................... $ 19,405  $ 18,312
     Deferred leasing costs.................................   19,379    16,529
                                                             --------  --------
     Total deferred charges.................................   38,784    34,841
     Accumulated amortization...............................  (17,818)  (16,159)
                                                             --------  --------
     Deferred charges, net.................................. $ 20,966  $ 18,682
                                                             ========  ========

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

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
     Billed tenant receivables................................ $10,034  $11,443
     Allowance for uncollectible rent.........................  (1,531)  (2,171)
                                                               -------  -------
     Net billed tenant receivables............................   8,503    9,272
                                                               -------  -------
     Unbilled deferred rent ..................................   9,248   11,111
     Allowance for unbilled deferred rent ....................  (5,484)  (6,840)
                                                               -------  -------
     Net unbilled deferred rent...............................   3,764    4,271
                                                               -------  -------
     Total tenant receivables, net ........................... $12,267  $13,543
                                                               =======  =======

                              CENTER TRUST, INC.

  Included in billed tenant receivables are (1) additional rentals based on common area maintenance expenses and certain other expenses which are accrued in the period in which the related expense is incurred and (2) percentage rents which are accrued on the basis of reported tenant sales.

  Other Income--In connection with the development of the Media City Center, commitments in the form of notes receivable (terminating in 2016) were received from the Community Redevelopment Agency of the City of Burbank (the "Burbank Agency") aggregating $51,500,000 (plus interest, subject to certain reductions, as defined). Such commitments are repayable by the Burbank Agency out of incremental sales and property taxes associated with certain defined parcels within the property. Management considers amounts receivable under these notes to be contingent in nature and accordingly has not recorded the notes receivable. Other income has been recorded with respect to these commitments generally in proportion to the recording of property tax expense. Included in other income in connection with such commitments for the years ended December 31, 1999, 1998 and 1997 is $2,721,000, $2,633,000 and
$2,656,000, respectively. At December 31, 1999 and 1998, other receivables with respect to such commitments from the Burbank Agency were $2,324,000 and $3,560,000, respectively.

  Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton and Chino, other income was recognized for the years ended December 31, 1999, 1998 and 1997 from Fullerton Town Center of $42,000, $52,000 and $48,000, respectively, and Country Fair Shopping Center of $151,000, $146,000 and $147,000, respectively.

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

  As of December 31, 1999 and 1998, the net tax basis of the Properties was approximately $91,594,000 and $108,900,000 respectively, less than the net book basis of such assets.

  Earnings Per Share--Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued. The basic and diluted weighted average number of shares of common stock used in the computation for the years ended December 31, 1999, 1998 and 1997 were 25,696,646, 21,519,034 and 13,312,311, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis and therefore are not dilutive. Accordingly, the weighted average shares outstanding under the diluted method over the basic method in every period presented would be entirely a result of outstanding options issued under the Company's Amended and Restated 1993 Stock Option and Incentive Plan and the Conversion of the Debentures. If the shares were dilutive, the weighted average shares outstanding for the years ended December 31, 1999, 1998, and 1997 would increase by 9,120,523, 9,366,611 and 9,366,611 shares, respectively. Basic and diluted earnings per share were the same for all periods presented.

  Segment Information--The Company operates in one segment, retail operating properties.

  Reclassifications--Certain amounts have been reclassified in the 1998 and 1997 financial statements to conform to the 1999 financial statement presentation.

                              CENTER TRUST, INC.

3. RENTAL PROPERTIES

  As of December 31, 1999, the Properties consisted of 47 community shopping centers, 2 regional malls and 7 single tenant facilities, containing in the aggregate 9.4 million square feet of Company owned gross leasable area. During 1999 and 1998, the Company acquired 1 and 19 community shopping centers, respectively. The Company sold 8 assets during 1999, five single tenant facilities and 3 community shopping centers. The Company sold one single tenant facility during 1998.

  The historical carrying value and accumulated depreciation and amortization is as follows:

                                                              December 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                                                             (in thousands)
     Land................................................. $ 276,812  $ 284,344
     Leasehold interests..................................    18,772     23,097
     Site improvements....................................    47,473     50,357
     Buildings and improvements...........................   684,953    715,045
     Construction in process..............................     2,679      1,786
                                                           ---------  ---------
     Rental Properties, at cost........................... 1,030,689  1,074,629
     Less: Accumulated depreciation and amortization......  (143,610)  (141,785)
                                                           ---------  ---------
     Rental Properties, Net...............................   887,079    932,844
                                                           =========  =========

  The Company sold Empire Center, a 262,000 square foot community center, in August 1999. The decision to market and sell the property was made in 1998. As such, the property was written down to its estimated fair value at that time which resulted in a change of $21,685,000 as of December 31, 1998.

4. SECURED DEBT

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
Secured Line of Credit......................................  $158,075 $200,895
Notes payable to life insurance companies--interest only and interest plus principal; rates ranging from 7.44% to
 10.45%; maturing May 2001 through April 2014; non-recourse.    62,919  140,478
Notes payable to financial institutions--principal and
 interest paid monthly, at interest rates ranging from 7.75%
 to 9.68%; maturing June 2002 through April 2010; non-
 recourse...................................................   238,413   74,789
Notes payable to pension funds--principal and interest paid
 monthly at rates of 10.90% and 11.45%; maturing October
 2006; non-recourse.........................................    29,061   39,146
Floating rate tax-exempt certificates of participation--
 interest only at effective rates of 5.2% to 5.3%; maturing
 December 2014 through December 2015; non-recourse..........    36,000   36,000
Community Facilities District Special Tax Bonds--interest
 rates ranging from 6.0% to 8.5%; maturing in gradually
 increasing installments through April 2021; non-recourse...       --     6,078
                                                              -------- --------
                                                              $524,468 $497,386
                                                              ======== ========

                              CENTER TRUST, INC.

  The OP has a $250 million secured revolving line of credit with a financial institution that expires on December 31, 2000 and bears interest at a floating rate equal to London Inter-Bank Offering Rate ("LIBOR") plus 137.5 basis points (6.48% at December 31, 1999) (the "Credit Facility"). Subsequent to December 31, 1999, the terms of the Credit Facility were amended. As a result, the interest rate was adjusted to 250 basis points over LIBOR, effective January 1, 2000. In addition, the maximum availability on the Credit Facility was reduced to $175 million with further reductions to provide for a gradual step down in size to $85 million by June 30, 2000.

  Borrowings under the Credit Facility are secured by first mortgage liens on Montebello Town Square, Media City Center, Madera Marketplace, Medford Center, Pacific Linen Plaza, Ross Center, Vancouver Park Place, Sunrise Place, Frontier Village, Marshalls Plaza, Rheem Valley, Ross Plaza and Covington Square. The Company has utilized $4.4 million of the Credit Facility to provide various letters of credit. The Credit Facility is subject to certain conditions, the violation of which may affect its terms.

  During 1999, the Company completed $165.1 million of mortgage transactions. Two variable rate mortgages, secured by five properties, bear interest at LIBOR plus 250 basis points. The first loan of $58.5 million matures on June 1, 2002 and the second loan of $11.5 million matures on August 1, 2002. A fixed rate mortgage, bearing interest at 7.75%, in the amount of $52.0 million is secured by four properties and matures on July 1, 2009. Three mortgages, each secured by a single property, bear interest at 8.3% have a combined balance of $43.1 million and mature on November 10, 2009.

  Proceeds from these mortgage transactions were used to repay mortgage debt of $66.7 million, plus certain prepayment penalties, and to reduce the outstanding balance on the Company's Credit Facility. In connection with the repayment of this debt, as well as the repayment of debt secured by assets sold during 1999, the Company incurred extraordinary losses from the early extinguishment of debt of $6.9 million.

  The remaining notes payable are secured by deeds of trust and the assignment of rents and leases associated with 28 properties. Certain of the notes payable are subject to coverage ratios and other covenants, the violation of which may result in additional recourse being available to the lenders. Certain of the loans are subject to substantial prepayment penalties, as defined in the respective loan agreements (See Note 10).

  The $6,078,000 Community Facilities District Special Tax Bonds were issued by the City of Fontana, California, to finance the construction of the infrastructure for Empire Center. The Company sold Empire Center in July 1999 and the bonds were assumed by the purchaser of the property.

  Aggregate future principal payments as of December 31, 1999 are as follows:

       Years Ending
       December 31,
       ------------                                               (in thousands)
       2000......................................................    $  5,175
       2001......................................................      13,678
       2002......................................................      81,206
       2003......................................................      19,044
       2004 .....................................................       4,930
       Thereafter................................................     242,360
                                                                     --------
         Total...................................................    $366,393
                                                                     ========

  Total amount excludes $158,075,000 outstanding on the Credit Facility which is due on December 31, 2000.

                              CENTER TRUST, INC.

  Restricted cash at December 31, 1999 and 1998 includes reserve funds established in connection with the tax exempt financing, funds restricted for the completion of certain construction projects as well as certain balances reserved for debt service and property taxes. Interest income on such funds accrues to the benefit of the Company. Restricted cash disbursements require the approval of the trustees of the respective obligations. The floating rate tax-exempt certificates of participation require the Company to maintain letters of credit equal to the balance outstanding. The cost of such is factored into the effective rate on such notes.

  On January 26, 1999, the Company sold a single tenant property in Fountain Valley which was leased to Sam's Club. This property was one of a group of assets that have been pledged as collateral for a securitized mortgage. As a result, the Company was required to defease the portion of the debt attributed to the asset sold. Included in restricted cash as of December 31, 1999 are $10.4 million of government securities, which provide for the monthly debt service as well as the balance due at maturity for the loan secured by the asset sold. The Company has no ability to sell or replace these securities during the term of the original mortgage. The Company records interest income on a straight-line basis, however, the income on the securities is restricted and is used to service the original note.

5. SUBORDINATED DEBENTURES

  In conjunction with the Company's formation, it issued 7 1/2% Convertible Subordinated Debentures, Series A and Series B which mature on January 15, 2001 (collectively, the "Debentures"). The Debentures are convertible at any time after issuance and prior to maturity, into shares of Common Stock of the Company at a conversion price of $18.00 per share, subject to adjustment under certain conditions. The Convertible Debentures are not redeemable by the Company prior to maturity, except for certain reasons primarily intended to protect the Company's status as a REIT. Interest on the Convertible Debentures is payable semi-annually in arrears on January 15 and July 15.

  The Convertible Debentures are unsecured general obligations of the Company, subordinate to all existing and future senior indebtedness of the Company, as defined. The Debentures are effectively subordinated to all indebtedness of the OP.

  Concurrently, the OP issued 7 1/4% Exchangeable Subordinated Debentures which mature on December 27, 2003 and are secured by one of the Company's properties. The Exchangeable Subordinated Debentures are exchangeable at any time for Common Stock of the Company at an exchange price of $18.00 per share, except for certain reasons, primarily intended to protect the Company's status as a REIT. Interest on the Exchangeable Subordinated Debentures is payable semi-annually in arrears on June 27 and December 27.

  The Exchangeable Subordinated Debentures are redeemable by the OP at any time subsequent to December 27, 1998, at the option of the Company, at 100% of the principal amount thereof, together with accrued interest.

  Exchangeable Subordinated Debentures may be put to the OP for cash in the principal amount thereof together with accrued interest at the election of the holders at any time on or after December 27, 2000.

  During 1999, the Company repurchased $10.0 million of its Debentures on the open market. In connection with the repurchase of the Debentures, the Company recorded an extraordinary gain on early extinguishment of debt of $461,000.

6. REDEEMABLE COMMON STOCK

  Per the terms of the Separation Agreement, as described in Note 11 below, the Company purchased from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating

                              CENTER TRUST, INC.

Partnership Units (the "Shares") at $17 per share. A portion of the Shares repurchased required that certain stock options be exercised by the Haagen Family resulting in a net payment of $58.8 million. The Company had 590,034 shares of Redeemable Common stock as of December 31, 1998.

7. STOCKHOLDERS' EQUITY

  In addition to Common Stock, the Company's Charter authorizes the issuance of 10,000,000 shares of Preferred Stock, par value $.01 per share. No such shares were issued or outstanding as of December 31, 1999 and 1998. During 1998, the shareholders of the Company approved an increase in the authorized shares of Common Stock from 50 million to 100 million.

  During each of the years ended December 31, 1999, 1998 and 1997, the Company declared four quarterly distributions of $0.36 per share/unit.

  In October 1998, the Board of Directors authorized the Company to repurchase up to $25 million of its common stock through the open market or in privately negotiated transactions over a period of twelve months. During 1999 and 1998, the Company repurchased 979,000 and 436,700 shares, respectively for an aggregate cost of $15,266,000, including commissions and other costs.

8. STOCK OPTION AND INCENTIVE PLAN

  The Second Amended and Restated 1993 Stock Option and Incentive Plan for Officers, Directors and Key Employees of the Company (the "Option Plan") enables executive officers, key employees and directors of the Company to participate in the ownership of the Company. The Option Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, and restricted stock, and provides for the grant to Independent Directors of non-qualified stock options. Options are granted at prices which are not less than market at date of grant, expire ten years from the date of grant, and are generally exercisable 25% per year over four years. The Option Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to determine the number of shares to be subject thereto and the terms and conditions thereof. Pursuant to the Option Plan, 2,750,000 shares of Common Stock were reserved for issuance to eligible participants.

  Following is a summary of the stock option activity for the three years ended December 31, 1999:

                                                     Shares     Weighted Average
                                                  Under Options  Exercise Price
                                                  ------------- ----------------
   January 1, 1997...............................     604,268       $15.280
     Granted.....................................     546,500       $15.470
     Exercised...................................     (36,369)      $12.153
     Cancelled...................................     (88,016)      $16.120
                                                   ----------
   December 31, 1997.............................   1,026,383       $15.120
     Granted.....................................     948,189       $15.600
     Exercised...................................      (2,120)      $11.661
     Cancelled...................................    (160,685)      $14.535
                                                   ----------
   December 31, 1998.............................   1,811,767       $15.284
     Granted.....................................     530,000       $10.011
     Cancelled...................................  (1,014,058)      $15.608
                                                   ----------
   December 31, 1999.............................   1,327,709       $13.149
                                                   ==========

                              CENTER TRUST, INC.

  As of December 31, 1999, 1998 and 1997 options exercisable totaled 547,168, 606,758 and 361,827, respectively.

  The following table summarizes information about stock options outstanding at December 31, 1999:

                              Number                     Weighted Average     Number
    Range of                Outstanding Weighted Average    Remaining      Exercisable   Weighted Average
   Exercise Prices          At 12/31/99  Exercise Price  Contractual Life As of 12/31/99  Exercise Price
   ---------------          ----------- ---------------- ---------------- -------------- ----------------
     $10.000...............    525,000      $10.000            9.88              --              --
   $11.125-$15.000.........    542,609      $14.004            7.48          303,068         $13.413
   $15.500-$18.000.........    260,100      $17.724            4.66          244,100         $17.852
                             ---------                                       -------
                             1,327,709      $13.149            7.88          547,168         $15.394
                             =========                                       =======

  The weighted average fair value of the stock options granted during 1999, 1998 and 1997 were, $0.62, $2.80 and $12.98, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and incentive plan. Accordingly, no compensation cost has been recognized as a result of its initial granting of Stock Options. As a result of the retirement of the Haagen Family (see Note 11 below), the Company accelerated the vesting period of certain stock options and restricted stock and recorded a charge of approximately $2.7 million in 1997 in connection with such acceleration. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards during the three years ended December 31, 1999, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's net income (loss) and income (loss) per share for each of the periods would have been equal to the pro forma amounts indicated below:

                                                      Year Ended December 31,
                                                      ------------------------
                                                       1999    1998     1997
                                                      ------- -------  -------
                                                       (in thousands, except
                                                        per share amounts)
   Net Income (loss):
     As reported....................................  $26,657 $(8,113) $(4,645)
     Pro forma......................................  $26,369 $(8,554) $(4,824)
   Net Income (loss) per share, basic (loss):
     As reported....................................  $  1.04 $ (0.38) $ (0.35)
     Pro forma......................................  $  1.03 $ (0.40) $ (0.36)

  The effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income (loss) for future years because options vest over multiple years and additional awards can be made each year.

  The fair value of options granted under the Company's Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1999, 1998, and 1997, respectively: expected option life of five years; risk free interest rate of 6.34%, 4.63% and 5.49%; expected dividend yield of 13.3%, 10.11% and 8.3%; and
expected volatility of 26.5%, 37.3% and 22.2%.

  During 1999, the Company granted 500,000 shares of restricted shares of Common Stock to certain Key Employees. As holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions, such restricted stock is considered to be issued and outstanding. Restrictions on 200,000 shares will expire after seven years. The expiration of the restrictions can be accelerated under certain circumstances at the direction of the Compensation Committee of the Board of Directors. Unamortized

                              CENTER TRUST, INC.

compensation expense related to Unearned restricted stock of $1.5 million was recorded as of December 31, 1999 based on the market value of the shares on the date of issuance and is reflected in Stockholders' Equity. Restrictions of the remaining 300,000 shares of restricted stock can be lifted by the Compensation Committee based on the achievement of certain performance goals. Compensation expense will be recognized at the point in time that the restrictions are lifted based on the stock price on such date. During 1999, the Company recorded compensation expense of $3,362,000 related to the amortization of deferred compensation.

  During 1998 and 1997, 162,425 and 101,000 shares, respectively, of restricted stock were granted which vest over three years. During 1998 and 1997, the Company recorded compensation expense of $958,000 and $299,000, respectively related to the amortization of deferred compensation.

9. FUTURE MINIMUM RENT

  The Company has operating leases with tenants that expire at various dates through 2037 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options and provide certain potential allowances during the initial lease-up period. Leases also provide for additional or contingent rents based on certain operating expenses as well as tenants sales volume. Future minimum rent under operating leases on a cash basis, excluding tenant reimbursements of certain costs, as of December 31, 1999 is summarized as follows:

     Years Ending
     December 31,
     ------------                                                 (in thousands)
      2000.......................................................    $ 96,074
      2001.......................................................      88,950
      2002.......................................................      79,419
      2003.......................................................      71,535
      2004.......................................................      62,304
      Thereafter.................................................     368,106
                                                                     --------
        Total....................................................    $766,388
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

  The fixed rate mortgage notes payable totaling $260,928,000 and $260,491,000 as of December 31, 1999 and 1998, respectively, have fair values of $265,251,000 and $280,378,000, respectively (excluding prepayment penalties) as estimated based upon current interest rates available for the issuance of debt with similar terms and

                               CENTER TRUST, INC
remaining maturities. These notes were subject to estimated prepayment penalties of $26,140,000 and $51,189,000 at December 31, 1999 and 1998,
respectively, which would be required to retire these notes prior to maturity. As a result of the subsequent amendment, the fair value of the $158,075,000 outstanding balance on the Credit Facility as of December 31, 1999 was $144,636,000. The fair value of the outstanding balance on the Credit Facility at December 31, 1998 was equal to the balance outstanding as of that date. Based on their tax-exempt status the carrying value of floating rate certificates of participation approximate their fair value. The fair market values of the Convertible Debentures at December 31, 1999 and 1998 were $120,835,000 and $129,590,000, respectively, based on the trading price of the Series A Convertible Debentures as of December 31, 1999 and 1998. Assuming a trading value comparable to the Convertible Debentures, the fair value of the Exchangeable Debentures would be $28,200,000 and $28,050,000 at December 31, 1999 and 1998, respectively.

  The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

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

  On November 24, 1997, the Company entered into an agreement (the "Separation Agreement") with Alexander Haagen, Sr., Charlotte Haagen and Alexander Haagen, III (collectively the "Haagen Family") in connection with their retirement from the Company. Under the terms of the Separation Agreement, the Haagen Family received $2.7 million in cash, vesting of all granted stock options and restricted stock awards, and the granting and vesting of previously committed restricted stock awards. In addition, for certain defined periods the Company agreed to continue to provide the Haagen Family certain medical benefits and administrative assistance. Further, the Company agreed to purchase, or cause to have purchased, substantially all of the Haagen Family's ownership interests in the Company on May 25, 1999 (see Note 6).

  During 1997, the Company recorded a non-recurring charge of $9.4 million which reflects the consideration given to the Haagen Family in connection with the Separation Agreement. Included in accrued expenses as of December 31, 1998 and 1997 is approximately $1.5 million and $4.9 million, respectively, related to the Separation Agreement of which $2.7 million in cash was paid on January 2, 1998. The remaining $4.5 million relates to noncash charges for the acceleration of the vesting of stock options and restricted stock, granting and acceleration of vesting of previously committed restricted stock awards, and the value attributed to the Company's obligation to repurchase the Haagen Family's ownership interests in the Company and has been charged directly to Additional Paid-in Capital.

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

                              CENTER TRUST, INC.

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases--The Company leases certain of its Properties under long-term ground leases which are accounted for as operating leases and which generally provide for contingent rents based on the Company's tenants' sales volume and renewal options. Six leases expire between 2001 and 2018 and provide for options to renew for additional periods of 20 to 30 years. Four additional leases expire in 2020 and 2050. Future minimum rental payments required during noncancelable lease terms as of December 31, 1999 are summarized as follows:

     Years Ending
     December 31,
     ------------                                                 (in thousands)
      2000.......................................................    $ 1,358
      2001.......................................................      1,358
      2002.......................................................      1,363
      2003.......................................................      1,364
      2004.......................................................      1,371
      Thereafter.................................................     15,139
                                                                     -------
        Total....................................................    $21,953
                                                                     =======

  Assuming exercise of all renewal options, aggregate future rental payments as of December 31, 1999 are $49.1 million. Certain of the Company's ground leases contain participation features. Participation rents paid in accordance with such terms were $68,000, $54,000 and $51,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

                              CENTER TRUST, INC.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table sets forth the selected quarterly financial data for the Company for the years ended December 31, 1999 and 1998 (in thousands, except per share data):

                                                 1999 Quarter Ended
                                      -----------------------------------------
                                      December 31 September 30 June 30 March 31
                                      ----------- ------------ ------- --------
   Total operating revenues..........  $ 35,826     $36,701    $36,193 $36,166
   Income before extraordinary item..  $  5,250     $ 2,610    $ 4,388 $20,892
   Net income........................  $  3,672     $ 1,753    $   340 $20,892
   Basic income before extraordinary
    item per share...................  $   0.20     $  0.10    $  0.17 $  0.83
   Diluted income before
    extraordinary item per share ....  $   0.20     $  0.10    $  0.17 $  0.70
   Basic income per share............  $   0.14     $  0.07    $  0.01 $  0.83
   Diluted income per share..........  $   0.14     $  0.07    $  0.01 $  0.70

                                                 1998 Quarter Ended
                                      -----------------------------------------
                                      December 31 September 30 June 30 March 31
                                      ----------- ------------ ------- --------
   Total operating revenues..........  $ 37,774     $34,188    $31,364 $27,169
   Net (loss) income.................  $(14,855)    $ 3,392    $ 1,570 $ 1,780
   Basic and Diluted (loss) income
    per share........................  $  (0.58)    $  0.15    $  0.08 $  0.10

  Included in the fourth quarter of 1998 is the $21.7 million charge related to the asset held for sale, as described in Note 3.

                               CENTER TRUST, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Each of Three Years Ended December 31, 1999
                                 (in thousands)

                                                Charged to
                                   Balance at   Costs and               Balance
                                   Beginning   Expenses or              at End
                                    of Year   Rental Revenue Deductions of Year
                                   ---------- -------------- ---------- -------
Year Ended December 31, 1999
  Allowance for uncollectible
   rent...........................   $2,171       $  572      $(1,212)  $1,531
  Allowance for unbilled deferred
   rent...........................    6,840          --        (1,356)   5,484
                                     ------       ------      -------   ------
                                     $9,011       $  572      $(2,568)  $7,015
                                     ======       ======      =======   ======

Year Ended December 31, 1998
  Allowance for uncollectible
   rent...........................   $2,145       $  421      $  (395)  $2,171
  Allowance for unbilled deferred
   rent...........................    7,182          --          (342)   6,840
                                     ------       ------      -------   ------
                                     $9,327       $  421      $  (737)  $9,011
                                     ======       ======      =======   ======

Year Ended December 31, 1997
  Allowance for uncollectible
   rent...........................   $1,617       $1,283      $  (755)  $2,145
  Allowance for unbilled deferred
   rent...........................    6,007        1,175          --     7,182
                                     ------       ------      -------   ------
                                     $7,624       $2,458      $  (755)  $9,327
                                     ======       ======      =======   ======

                              CENTER TRUST, INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                                (in thousands)

                                Initial Cost                   Costs                        December 31, 1999
                   --------------------------------------   Capitalized   ------------------------------------------------------
                                              Buildings     Subsequent              Buildings
                                                 and      to Acquisition/              and                 Accumulated
   Description     Encumbrances (1)   Land   Improvements  Construction     Land   Improvements   Total    Depreciation   Net
   -----------     ---------------- -------- ------------ --------------- -------- ------------ ---------- ------------ --------
COMMUNITY
SHOPPING CENTERS
 Southern
 California......     $(211,520)    $124,572   $204,822      $ 45,548     $124,572   $250,370   $  374,942  $ (56,422)  $318,520
 Washington......       (44,290)      50,314     69,905         2,686       50,314     72,591      122,905     (3,487)   119,418
 Oregon..........       (16,730)      14,769     25,627        18,091       14,769     43,718       58,487     (3,953)    54,534
 Northern/Central
 California......       (13,382)      24,719     49,352         1,448       24,719     50,800       75,519     (3,089)    72,430
 Southwest.......       (34,524)      29,966     49,657         3,738       29,966     53,395       83,361     (3,157)    80,204
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
                       (320,446)     244,340    399,363        71,511      244,340    470,874      715,214    (70,108)   645,106
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
SINGLE TENANT
FACILITIES
 Southern
 California......        (8,295)       4,890     13,348           575        4,890     13,923       18,813     (4,495)    14,318
 Northern/Central
 California......        (4,591)       1,734      6,936           --         1,734      6,936        8,670     (1,778)     6,892
 Arizona.........        (3,061)       1,156      4,620           --         1,156      4,620        5,776     (1,184)     4,592
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
                        (15,947)       7,780     24,904           575        7,780     25,479       33,259     (7,457)    25,802
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
REGIONAL MALLS
 Southern
 California......       (30,000)      24,692    203,623        53,901       24,692    257,524      282,216    (66,045)   216,171
                      ---------     --------   --------      --------     --------   --------   ----------  ---------   --------
                      $(366,393)    $276,812   $627,890      $125,987     $276,812   $753,877   $1,030,689  $(143,610)  $887,079
                      =========     ========   ========      ========     ========   ========   ==========  =========   ========

-----
(1) Excludes the secured line of credit of $158,075,000 at December 31, 1999, which is secured by various properties.

  The aggregate gross cost of rental property included above for federal income tax purposes approximated $1,009,799,000 as of December 31, 1999.

  The following table reconciles the Historical Cost of Properties from January 1, 1997 to December 31, 1999:

                                                  1999        1998       1997
                                               ----------  ----------  --------
   Balance at beginning of the year........... $1,074,629  $  783,279  $659,565
     Additions during the year--
       Acquisition of properties..............     18,975     310,893    91,382
       Construction and Development Costs.....     13,385       5,852    32,406
     Deductions during the year--
       Cost of real estate sold...............    (76,300)     (3,710)      --
       Cost of building demolished............        --          --        (74)
       Write down of asset held for sale......        --      (21,685)      --
                                               ----------  ----------  --------
   Balance at close of the year............... $1,030,689  $1,074,629  $783,279
                                               ==========  ==========  ========

  The following table reconciles the Accumulated Depreciation from January 1, 1997 to December 31, 1999:

                                                  1999        1998       1997
                                               ----------  ----------  --------
   Balance at beginning of the year........... $  141,785  $  121,202  $104,330
     Additions during the year--
       Depreciation for the year..............     22,566      21,465    16,889
     Deductions during the year--
       Property sold..........................    (20,741)       (882)      --
       Property demolished....................        --          --        (17)
                                               ----------  ----------  --------
   Balance at close of the year............... $  143,610  $  141,785  $121,202
                                               ==========  ==========  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The information called for by Item 11 is incorporated herein by reference to the information included under the captions "Executive Compensation" in the Company's Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  A. The following documents are filed as part of this report:

                                                                          Page
                                                                         Number
                                                                         ------
   1. Independent Auditors' Report......................................   36
    Consolidated Balance Sheets as of December 31, 1999 and 1998........   37
    Consolidated Statements of Operations for Each of the Three Years
     Ended December 31, 1999............................................   38
    Consolidated Statements of Stockholders' Equity for Each of the
     Three Years Ended December 31, 1999................................   39
    Consolidated Statements of Cash Flows for Each of the Three Years
     Ended December 31, 1999............................................   40
    Notes to Consolidated Financial Statements..........................   41
   2. Financial Statement Schedules
    II. Valuation and Qualifying Accounts...............................   54
    III. Real Estate and Accumulated Depreciation.......................   55

  Schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

                                                                           Page
                                                                          Number
                                                                          ------
   3. Exhibits...........................................................   58

  The following exhibits are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

            Exhibit
 Exhibit  Description
 -------  -----------
  3.1a   Articles of Amendment and Restatement of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

  3.1b   Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June
          30, 1998.

  3.1c+  Articles of Amendment of the Company.

  3.2+   Second Amended and Restated Bylaws of the Company.

  4.1    Indenture, dated as of December 27, 1993, between the Company and The
          First National Bank of Boston as Trustee with respect to the 7 1/2%
          Convertible Subordinated Debentures due 2001, Series A, incorporated herein by reference to Exhibit 4.1 to the 1993 Form 10-K.

  4.2 Specimen 7 1/2% Convertible Subordinated Debenture due 2001, Series A, incorporated herein by reference to Exhibit 4.2 to the 1993 Form 10-
          K.

  4.3    Fiscal Agency Agreement, dated as of December 27, 1993, between the
          Company and The First National Bank of Boston as Fiscal Agent with respect to the 7 1/2% Convertible Subordinated Debentures due 2001,
          Series B, incorporated herein by reference to Exhibit 4.3 to the 1993
          Form 10-K.

  4.4 Form of 7 1/2% Convertible Subordinated Debentures due 2001, Series B, incorporated herein by reference to Exhibit 4.4 to the 1993 Form 10-K.

  4.5+  Form of Common Stock Certificate.

  4.6   Form of 7 1/4% Exchangeable Subordinated Debentures due 2003 of CT
         Operating Partnership, L.P., incorporated herein by reference to
         Exhibit 4.6 to the 1993 Form 10-K.

  4.7   Registration Rights Agreement, dated as of December 27, 1993, among the
         Company and the persons named therein, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (No. 33-70156).

  4.8   Registration Rights Agreement, dated as of December 27, 1993, among the
         Company, Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch
         Special Value Fund, Inc., and Merrill Lynch Multinational Investment
         Portfolios Equity/Convertible Series (Global Allocation Portfolio), incorporated herein by reference to Exhibit 10.26 to the 1993 Form
         10-K.

  4.9   Registration Rights Agreement by and among the Company and Prometheus
         Western Retail, LLC, dated as of June 1, 1997, incorporated herein by reference to the Company's 1997 Proxy Statement.

  4.10+ Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Bartfam, a California Limited Partnership.

  4.11+ Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Cecile C. Bartman, Trustee Under the Will of Bernard
         Citron, Deceased.

  4.12+ Registration Rights Agreement dated as of March 24, 1998 by and among the Company and CJJ Limited Partnership.

  4.13+ Registration Rights Agreement dated as of March 24, 1998 by and among the Company and the Harry J.L. Frank, Jr. and Margaret S. Frank Family
         Trust U/A 5/9/91.

  4.14+ Registration Rights Agreement dated as of March 24, 1998 by and among the Company and HI-NC, a California general partnership.

  4.15+ Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Bartfam, a California Limited Partnership.

  4.16+ Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Cecile C. Bartman.

  4.17+ Registration Rights Agreement dated as of March 24, 1998 by and among the Company and CJJ Limited Partnership.

  4.18+ Registration Rights Agreement dated as of March 26, 1998 by and among the Company and Hughes Investments.

  4.19+ Registration Rights Agreement dated as of March 26, 1998 by and among the Company and Hughes Milliken Associates.

  4.20+ Registration Rights Agreement dated as of March 25, 1998 by and among the Company and Speer Family Partnership.

  4.21+ Registration Rights Agreement dated as of March 26, 1998 by and among the Company and HI-LOMA, a California general partnership.

  4.22+ Registration Rights Agreement dated as of May 1, 1998 by and among the Company and Myrtle Gronske.

  4.23+ Registration Rights Agreement dated as of May 1, 1998 by and among the Company and Visalia MKP, Inc.

  4.24+ Registration Rights Agreement dated as of April 30, 1998 by and among the Company, the Operating Partnership, Southern Palms Associates,
         John L. Holmes and Holmes Development Group, Inc.

  4.25+ Registration Rights Agreement dated as of March 20, 1998 by and among the Company and North Mountain Village Shopping Center Limited
         Partnership.

 10.1+  Amended and Restated Agreement of Limited Partnership of CT Operating
         Partnership, L.P.

 10.2*+ Second Amended and Restated 1993 Stock Option and Incentive Plan for
         Officers, Directors and Key Employees of Center Trust, Inc. and CT
         Operating Partnership, L.P.

 10.3 401(k) Plan and Trust Agreement of the Company and its affiliated and related companies, incorporated herein by reference to Exhibit 10.4 to the 1993 Form 10-K.

 10.4 Form of Indemnification Agreement between the Company and its directors and officers, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-11 (No. 33-70156).

 10.5   Purchase Agreement, dated as of December 27, 1993, among the Operating
         Partnership, Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch
         Special Value Fund, Inc., Merrill Lynch Multinational Investment
         Portfolios Equity/Convertible Series (Global Allocation Portfolio), with respect to the 7 1/4% Exchangeable Subordinated Debentures due
         2003, incorporated herein by reference to Exhibit 10.12 to the 1993
         Form 10-K.

 10.6   Agreement for Transfer of Realty and Assets, dated as of December 27,
         1993, by and among the Operating Partnership and Montebello Commercial
         Properties, Haagen GDH Partnership, Center Partners, H&H Oceanside
         Co., El Camino North, Baldwin Hills Associates, Haagen-Burbank
         Partnership, Date Palm Partnership, Alexander Haagen III, Betty
         Haagen, Seymour Kreshek, Haagen-Fontana Partnership, Lake Forest
         Shopping Center, Haagen-San Francisco Partnership, Haagen GDH-2
         Partnership, Haagen-Vista Way Associates, and Haagen Alhambra
         Associates, incorporated herein by reference to Exhibit 10.14 to the 1993 Form 10-K.

 10.7 Amendment No. 1 to Agreement for Transfer of Realty and Assets, dated as of December 27, 1993, by and among the Operating Partnership and Montebello Commercial Properties, Haagen GDH Partnership, Center
         Partners, H&H Oceanside Co., El Camino North, Baldwin Hills
         Associates, Haagen-Burbank Partnership, Date Palm Partnership,
         Alexander Haagen III, Betty Haagen, Seymour Kreshek, Haagen-Fontana
         Partnership, Lake Forest Shopping Center, Haagen-San Francisco
         Partnership, Haagen GDH-2 Partnership, Haagen-Vista Way Associates, and Haagen Alhambra Associates, incorporated herein by reference to
         Exhibit 10.15 to the 1993 Form 10-K.

 10.8   Agreement for Transfer of Realty and Assets, dated as of December 27,
         1993, by and among the Company, Alexander Haagen, Sr. and Charlotte
         Haagen, Co-Trustees of the Haagen Living Trust dated August 17, 1988,
         Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour Kreshek, Co-
         Trustees of the Alex Kreshek Revocable Trust, Jeffrey Harris Kreshek
         1992 Irrevocable Trust, Bradley Howard Kreshek 1992 Irrevocable Trust,
         Howard Andrew Kreshek 1992 Irrevocable Trust, Haagen-Gardena Gateway
         Partnership, Haagen-Hollywood Partnership, San Fernando Mission
         Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.16 to the 1993 Form 10-K.

 10.9 Amendment No. 1 to Agreement for Transfer of Realty and Assets, dated as of December 27, 1993, by and among the Company, Alexander Haagen, Sr. and Charlotte Haagen, Co-Trustees of the Haagen Living Trust dated
         August 17, 1988, Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek,
         Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour
         Kreshek, Co-Trustees of the Alex Kreshek Revocable Trust, Jeffrey
         Harris Kreshek 1992 Irrevocable Trust, Bradley Howard Kreshek 1992
         Irrevocable Trust, Howard Andrew Kreshek 1992 Irrevocable Trust,
         Haagen-Gardena Gateway Partnership, Haagen-Hollywood Partnership, San
         Fernando Mission Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.17 to the 1993 Form 10-K.

  10.10 Partnership Interests Exchange Agreement, dated as of December 27,
         1993, by and among the Company, Alexander Haagen, Sr. and Charlotte
         Haagen, Co-Trustees of the Haagen Living Trust, Seymour Kreshek and
         Arline Kreshek, Co-Trustees of the Seymour and Arline Kreshek Living
         Trust, and Alexander Haagen III, incorporated herein by reference to
         Exhibit 10.18 to the 1993 Form 10-K.

  10.11 Partnership Interests Exchange Agreement between Willowbrook General
         Partnership and the Operating Partnership, dated as of December 27, 1993, incorporated herein by reference to Exhibit 10.19 to the 1993
         Form 10-K.

  10.12 Contribution Agreement, dated as of December 27, 1993, between the
         Operating Partnership and the Company, incorporated herein by reference to Exhibit 10.20 to the 1993 Form 10-K.
  10.13 Development Properties Agreement, dated as of December 27, 1993, among
         Haagen-Burbank Partnership, Haagen-Fontana Partnership, Baldwin Hills
         Associates, Montebello Commercial Properties, Haagen-San Francisco
         Partnership and the Operating Partnership, incorporated herein by reference to Exhibit 10.23 to the 1993 Form 10-K.

  10.14 Form of Waiver and Recontribution Agreement among Executive Officers and the Operating Partnership, incorporated herein by reference to
         Exhibit 10.16 to the Company's Registration Statement on Form S-11
         (No. 33-70156).

  10.15 Form of Indemnity Agreement among Executive Officers and the Operating
         Partnership, incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (No. 33-70156).

  10.16 Indemnity Agreement, dated as of December 27, 1993, by the Operating
         Partnership to National Westminster Bank PLC, Capital Markets Branch, as agent, for the benefit of Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Special Value Fund, Inc., and Merrill Lynch
         Multinational Investment Portfolios Equity/Convertible Series (Global
         Allocation Portfolio), incorporated herein by reference to Exhibit
         10.27 to the 1993 Form 10-K.

  10.17 Loan Agreement, dated as of March 15, 1995, by and between CT
         Properties Finance Partnership, L.P. and Nomura Asset Capital
         Corporation, incorporated herein by reference to Exhibit 10.31 to the 1994 Form 10-K.

  10.18 Stock Purchase Agreement by and among Prometheus Western Retail, LLC and LF Strategic Realty Investors, L.P. and the Company, dated as of June 1, 1997, incorporated herein by reference to the Company's 1997
         Proxy Statement.

  10.19 Stockholders Agreement by and among Lazard Freres Real Estate
         Investors, LLC, LF Strategic Realty Investors, L.P., Prometheus
         Western Realty Investors, LLC and the Company, dated as of June 1,
         1997, incorporated herein by reference to the Company's 1997 Proxy
         Statement.

  10.20 Separation Agreement and Release by and between Alexander Haagen, Sr.,
         Alexander Haagen, III, Charlotte Haagen, Autumn Haagen, Alexander
         Haagen III & Betty Haagen Trust fbo Alexander Haagen IV UA 10/24/88,
         Alexander Haagen III & Betty Haagen Trust fbo Autumn Haagen
         UA 10/24/88, Alexander Haagen III & Betty Haagen Trust fbo Andrew
         Haagen UA 10/28/88, Haagen Living Trust dated August 17, 1988, as amended and restated as of April 18, 1996, Haagen Limited Partnership and Lazard Freres Real Estate Investors, LLC, Lf Strategic Realty
         Investors, L.P., Prometheus Western Retail LLC and the Company, the
         Operating Partnership and Haagen Property Management, Inc., dated as of November 24, 1997, incorporated herein by reference to Exhibit No.
         1 to Amendment #4 to the 13D filed by Prometheus Western Retail, LLC and LF Strategic Investors, L.P. dated as of December 5, 1997, incorporated herein by reference to Exhibit 10.34 to the Company's
         Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

  10.21 Credit Agreement among the Operating Partnership, The Chase Manhattan
         Bank, Chase Securities, Inc., Credit Lyonnais, New York Branch and
         CIBC, Inc., dated as of December 31, 1997, incorporated herein by reference to Exhibit 10.36 to the 1997 Form 10-K.

  10.22+  Amended and Restated Credit Agreement among the Operating
           Partnership, The Chase Manhattan Bank, Chase Securities, Inc.,
           Credit Lyonnais, New York Branch and CIBC, Inc., dated
           February 28, 2000.
  10.23*+ Employment Agreement dated as of January 1, 1999 between the
           Company, the Operating Partnership and Edward D. Fox.
  10.24*+ Employment Agreement dated as of January 1, 1999 between the
           Company, the Operating Partnership and Stuart J.S. Gulland.
  10.25*+ Employment Agreement dated as of January 1, 1999 between the
           Company, the Operating Partnership and William P. Hewitt.
  10.26*+ Employment Agreement dated as of January 1, 1999 between the
           Company, the Operating Partnership and Steven M. Jaffe.
  10.27*+ Employment Agreement dated as of January 1, 1999 between the
           Company, the Operating Partnership and Joseph F. Paggi.
  21.1+   Subsidiaries of the Company.
  23.1+   Consent of Deloitte & Touche LLP.
 24       Power of Attorney (included on page S-1).
 27+      Financial Data Table.

--------
*  Management contracts and compensation plans or arrangements.

+  Filed herewith.

  B. Reports on Form 8-K

    On November 4, 1999, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of September 30, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California, on the 30th day of March, 2000.

                                          CENTER/TRUST, INC.

                                                   /s/ Edward D. Fox
                                          By: _________________________________
                                                       Edward D. Fox
                                              Chairman of the Board, Chief
                                             Executive Officer and President

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward D. Fox and Stuart J. S. Gulland, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Form 10-K, and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                         Title                 Date
              ---------                         -----                 ----

        /s/ Edward D. Fox             Chairman of the Board,     March 30, 2000
 ____________________________________  Chief Executive Officer
            Edward D. Fox              and President
                                       (Principal Executive
                                       Officer)

         /s/ Mark Ticotin             Director                   March 30, 2000
 ____________________________________
             Mark Ticotin

       /s/ R. Bruce Andrews           Director                   March 30, 2000
 ____________________________________
           R. Bruce Andrews

        /s/ Robert Barnum             Director                   March 30, 2000
 ____________________________________
            Robert Barnum

     /s/ Stuart J.S. Gulland          Director, Senior Vice      March 30, 2000
 ____________________________________  President--Chief
         Stuart J.S. Gulland           Financial Officer
                                       (Principal Financial
                                       Officer)

       /s/ Christine Garvey           Director                   March 30, 2000
 ____________________________________
           Christine Garvey

        /s/ Anthony Meyer             Director                   March 30, 2000
 ____________________________________
            Anthony Meyer

              Signature                        Title                Date
              ---------                        -----                ----

        /s/ Fred L Reidman            Director                 March 30, 2000
 ____________________________________
           Fred L. Riedman

       /s/ Edward A. Stokx            Vice President and       March 30, 2000
 ____________________________________  Controller (Principal
           Edward A. Stokx             Accounting Officer)