Form 10-K/A
period 1999-12-31
CENTER TRUST INC
filed 2000-05-01
CIK 913292

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from          to
                                    --------    --------

                        Commission File Number: 1-12588

                              ---------------------

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

                                NONE REGISTERED
                               (Title of Class)

                                ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

    The aggregate market value of the voting stock held by non-affliates of the Registrant was approximately $73,443,000 (computed on the basis of $6.688 per share), which was the last sale price on the New York Stock Exchange on March 17, 2000.

    As of March 17, 2000, 26,647,968 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

    None.
================================================================================

The following items are amended:

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 13.    Certain Relationships and Related Transactions

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The names of the persons serving as directors of the Company are listed below, together with their ages and other biographical information.

Name                                   Age         Present Position With The Company             Term Expires
----                                   ---         ----------------------------------            ------------
R. Bruce Andrews                       58          Director                                      2001

Robert T. Barnum                       54          Director                                      2000

Edward D. Fox                          52          Chairman of the Board, Chief                  2001
                                                   Executive Officer and President

Christine Garvey                       54          Director                                      2002

Stuart J.S. Gulland                    38          Director, Senior Vice President and           2002
                                                   Chief Financial Officer

Anthony E. Meyer                       38          Director                                      2000

Fred L. Riedman                        69          Director                                      2000

Mark S. Ticotin                        51          Director                                      2000

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

     Edward D. Fox has served as a Director of the Company since August, 1997 and in November, 1997 became Interim President and Chief Executive Officer of the Company, serving in such capacities until accepting the positions on a permanent basis in March, 1998. Mr. Fox has entered into an employment agreement with the Company providing for his employment until December 31, 2001. Prior to joining the Company, Mr. Fox was founding and managing Partner of CommonWealth Pacific, LLC, a major developer, owner and strategic advisor for office and mixed use properties in the western United States. He was a Senior Partner and the President of Maguire Thomas Partners from 1981 to 1995. Prior to that, Mr. Fox was with Arthur Andersen, the international accounting and consulting firm, where he specialized in real estate.

     Christine Garvey has served as a Director of the Company since June, 1999. Ms. Garvey currently serves as Vice President, Worldwide Real Estate and Workplace Resources for Cisco Systems, Inc. Prior to joining Cisco Systems, Ms. Garvey served as President of Cadspec, a software firm, from December, 1998 to January, 1999. From April, 1997 to October, 1998, she was Group Executive Vice President, Commercial Real Estate Services Group of Bank of America. From 1992 to March 1997, Ms. Garvey served as Executive Vice President, Corporate Real Estate, Other Real Estate Owned (``OREO''), Sales and Property Management of Bank of America. Ms. Garvey serves on the Board of Directors of Catellus Development Corporation, Timberland Growth Corporation, San Francisco Architectural Heritage Foundation, Philharmonic Baroque Orchestra and Pacific Gulf REIT. In addition, she is a member of the Massachusetts, Vermont and Federal Bar Associations, Urban Land Institute, National Association of Real Estate Investment Trusts, International Association of Corporate Real Estate Executives, National Realty Committee, Industrial Development Research Council and holds a Massachusetts Broker's License.

     Stuart J.S. Gulland has served as a Director of the Company since April, 1998. Mr. Gulland also serves as the Company's Senior Vice President and Chief Financial Officer and has entered into an employment agreement with the Company providing for his employment until December 31, 2000. He joined the Company in April, 1995. Previously, Mr. Gulland specialized in real estate with Deloitte & Touche, the international accounting and consulting firm. Mr. Gulland is a Certified Public Accountant and a Chartered Accountant and is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

     Anthony E. Meyer has served as a Director of the Company since August, 1997. He is currently a private investor with Meyer Ventures L.L.C. Through 1999, Mr. Meyer was a Managing Director of Lazard Freres & Co., LLC and a principal of Lazard Freres Real Estate Investors, LLC. Mr. Meyer was a General Partner and Co-Founder of Trammell Crow Ventures, a $3 billion real estate investment and finance affiliate of the Trammell Crow Group from 1984 to 1993. He is a director of Dermody Properties and Cliveden Limited.

     Fred L. Riedman has served as a Director of the Company since February, 1994. Mr. Riedman has been a private investor since he retired from his position as a partner with the law firm of Riedman, Dalessi & Dybens in 1998, where he was a partner since 1965. Mr. Riedman is a trustee of the California Museum Foundation. Mr. Riedman has also served on the board of directors of the Aquarium of the Pacific at Long Beach, California since 1995.

     Mark S. Ticotin has served as a Director of the Company since October, 1999. Mr. Ticotin currently serves as Chief Operating Officer of Lazard Freres Real Estate Investors, LLC. Before joining Lazard, he was Senior Executive Vice President of Simon Property Group after Simon Property Group merged with Corporate Property Investors in September, 1998. Mr. Ticotin had been President and Chief Operating Officer of Corporate Property Investors prior to the merger. From 1988 to 1997, he was Senior Vice President of Corporate Property Investors and responsible for the leasing, legal and marketing departments. Mr. Ticotin is a director of Konover Property Trust, InTown Suites and Atria Senior Quarters.

     Messrs. Barnum, Fox, Meyer and Ticotin were each originally designated for nomination to the Board by Prometheus Western Retail, LLC ("Prometheus") pursuant to a stockholders agreement between Prometheus, certain of its affiliates and the Company whereby the Company agreed to support the nomination and election of such nominees. The nominees for election as Directors at the Company's 2000 Annual Meeting of Stockholders have yet to be determined.

Executive Officers

     The following table sets forth the names, ages and positions of each of the Company's executive officers.


          Name                                Age                                  Position
          -----                               ---                                  --------
Edward D. Fox                                 52               President, Chief Executive Officer and Chairman
                                                               of the Board

Stuart J.S. Gulland                           38               Senior Vice President, Chief Financial Officer
                                                               and Director

Steven M. Jaffe                               38               Senior Vice President, General Counsel and
                                                               Secretary

Joseph F. Paggi, Jr.                          62               Senior Vice President, Assets

Edward A. Stokx                               34               Vice President and Controller

     In addition to Messrs. Fox and Gulland, whose biographies appear above, the following persons are executive officers of the Company:

     Steven M. Jaffe, Senior Vice President, General Counsel, and Corporate Secretary of the Company, has been with the Company since September, 1993 and has entered into an employment agreement with the Company providing for his employment until December, 2000. Mr. Jaffe had previously served as counsel for The Alexander Haagen Company, a predecessor to the Company, since 1990. Prior to his employment with The Alexander Haagen Company, Mr. Jaffe was an associate with the Los Angeles law firm of Pircher, Nichols and Meeks. Mr. Jaffe is a member of the California Bar Association and is a graduate of the University of California at Berkeley and Hastings College of the Law.

     Joseph F. Paggi, Jr., Senior Vice President, Assets, joined the Company in April, 1998 and has entered into an employment agreement with the Company providing for employment until December 31, 2001. From 1993 to 1998 he was Senior Vice President for Blatteis Realty Co., a 75 year old firm specializing in retail properties nationally. From 1989 to 1998 Mr. Paggi served as a consultant for Waterfront Renaissance Associates, owner/developer of Philly Walk, and as a retail development consultant to Playa Capital Company, LLC, the successor to Maguire Thomas Partners for the development of Playa Vista, a 1,300 acre mixed-use project near Marina Del Rey, California. Mr. Paggi was a national retail consultant for Maguire Thomas Partners from 1988 to 1993. He is a graduate of UCLA and Loyola University School of Law.

     Edward A. Stokx, Vice President and Controller, joined the Company in October, 1997 and has entered into an employment agreement with the Company providing for his employment until December, 2000. Prior to joining the Company, Mr. Stokx was a Senior Manager with Deloitte & Touche LLP and in his capacity with Deloitte & Touche LLP was associated with the Company from 1993 to October, 1997. Mr. Stokx is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Public Accountants. Mr. Stokx is a graduate of Loyola Marymount University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act''), requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports with the Securities and Exchange Commission and the Company disclosing their initial beneficial ownership of the Company's equity securities and changes in such ownership.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company by the directors, executive officers and greater than 10% beneficial owners, all Section 16(a) filing requirements were satisfied during the fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain compensation information for the fiscal years ended December 31, 1997, 1998 and 1999 with respect to the Company's Chief Executive Officer and five other executive officers of the Company (the "Named Executive Officers").

                                                       Annual Compensation                  Long Term Compensation
                                         -------------------------------------     --------------------------------
                                                                                                         Securities       All Other
              Name and                                    Salary                   Restricted Stock      Underlying     Compensation
          Principal Position                    Year      ($)(a)      Bonus($)     Awards ($)(b)        Options (#)(c)     ($)
------------------------------------------------------------------------------     ------------------------------------------------

Edward D. Fox                                   1999      421,088 (d) 357,955 (d)  3,267,975 (e)                    0          0
President, Chief Executive Officer and          1998      391,906 (d) 292,048 (d)  1,012,500 (f)              300,000(g)       0
Chairman of the Board                           1997       74,000           0              0                        0          0

Stuart J.S. Gulland                             1999      265,114     124,255      1,093,600 (h)                    0          0
Senior Vice President and                       1998      220,488     112,500              0                  100,000 (g)      0
Chief Financial Officer                         1997      177,531      75,000         77,500 (i)               60,000          0

Steven M. Jaffe                                 1999      226,401      50,000              0                  125,000          0
Senior Vice President, General Counsel and      1998      220,298      50,000              0                  100,000          0
Corporate Secretary                             1997      188,462      75,000         77,500 (i)               87,500          0

Mark D. Granados (j)                            1999       70,439           0              0                        0    248,778 (k)
Former Vice President,                          1998      251,919     187,500              0                  100,000 (l)      0
Director of Acquisitions                        1997            0           0              0                        0          0

William P. Hewitt (m)                           1999      257,831           0        546,800 (n)(o)                 0          0
Senior Vice President, Leasing                  1998      172,305           0        100,000 (p)              100,000 (g)      0
                                                1997            0           0              0                        0          0

Joseph F. Paggi, Jr.                            1999      211,894      73,032        546,800 (n)              100,000 (g)      0
Senior Vice President, Assets                   1998      163,653      50,959        200,000 (q)                    0          0
                                                1997            0           0              0                        0          0

______________________________
(a) Includes accrued vacation paid out.
(b) Represents restricted stock granted under the Stock Option and Incentive Plan. All the restricted stock vests in equal one-third amounts over a three year period except for Mr. Fox's restricted shares which vest according to the footnotes (e) and (f) below. The value of the restricted stock is calculated by multiplying the closing market price of the Company's Common Stock on the date of the grant by the number of shares awarded.
(c) Represents options to purchase Common Stock granted under the Stock Option and Incentive Plan. The 1997 options vest over a three-year period, are also tied to stock price performance, and have exercise prices ranging from $15.00 to $15.50. The 1998 options vest over a three year period and have exercise prices ranging from $15.00 to $16.85. The 1999 options vest over a three year period and have an exercise price of $10.00. See "--Aggregated Option Exercises and Fiscal Year-End Option Value Table."
(d) In lieu of cash compensation, Mr. Fox received his salary and bonus in 1998 and 1999 in the form of restricted stock. The value of the restricted stock is calculated by multiplying the closing market price of the Company's Common Stock on the date of the grant by the number of shares awarded. As of December 30, 1999, all of the restricted stock granted in 1998 had vested. The restricted stock granted in 1999 vested on March 30, 2000.
(e) Represents the value of 225,000 shares of restricted stock granted effective January 1,1999; 18,750 shares granted effective March 31, 1999; 18,750 shares granted effective June 30, 1999; 18,750 shares granted effective September 31, 1999 and 18,750 shares granted effective December 31, 1999. A maximum of 75,000 shares may vest each year subject to certain performance requirements as set by the Board. Eligible shares not vested shall be forfeited.
(f) Represents the value of 60,000 shares of restricted stock granted under the Stock Option and Incentive Plan in connection with the commencement of employment on March 30, 1998. The shares vested over a one year period and thus, as of December 31, 1999, all of the shares had vested.
(g) Pursuant to employment agreements with the Company, the options were cancelled as of January 1, 1999.
(h) Represents the value of 100,000 shares of restricted stock granted under the Stock Option and Incentive Plan effective January 1, 1999. The vesting of such shares is primarily based on the achievement of certain performance requirements, as set by the Board. As of December 31, 1999, none of the shares had vested.
(i) Represents the value of 5,000 shares of restricted stock granted under the Stock Option and Incentive Plan on February 27, 1997. As of December 31, 1999, 3,333 of such shares had vested.
(j) Effective April 1, 1999, Mr. Granados resigned from his position with the Company. Mr. Granados was retained as a consultant by the Company through January 31, 2000.
(k) Represents amounts paid to Mr. Granados in connection with his resignation and for services rendered as a consultant to the Company during 1999.
(l) The options were cancelled in connection with Mr. Granados' resignation on April 1, 1999.
(m) Effective March 31, 2000, Mr. Hewitt resigned from his position with the Company.
(n) Represents the value of 50,000 shares of restricted stock granted under the Stock Option and Incentive Plan effective January 1, 1999. The vesting of such shares is primarily based on the achievement of certain performance requirements as set by the Board.
(o) Upon Mr. Hewitt's resignation effective March 31, 2000, 16,667 of the shares had vested and 33,333 were cancelled.
(p) Represents the value of 6,154 shares of restricted stock granted under the Stock Option and Incentive Plan granted in connection with the commencement of employment on May 1, 1998. As of December 31, 1999, 2,051 of the shares had vested.
(q) Represents the value of 12,452 shares of restricted stock granted under the Stock Option and Incentive Plan granted in connection with the commencement of employment on April 27, 1998. As of December 31, 1999, 4,151 of the shares had vested.

Option Grants

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable Value
                                                                                      at Assumed Annual Rates
                                                                                     of Stock Price Appreciation
                                          Individual Grants                                for Option Term
-----------------------------------------------------------------------------------------------------------------------
                                       Number of      Percent of Total
                                       Securities         Options
                                       Underlying        Granted to      Exercise or
                                        Options         Employees in     Base Price  Expiration
          Name                         Granted (#)      Fiscal Year        ($/Sh)       Date       5%($)       10%($)
-----------------------------------------------------------------------------------------------------------------------
Edward D. Fox                               -                 -              -            -          -            -
President, Chief
Executive Officer and
Chairman of the Board...........

Stuart J.S. Gulland                         -                 -              -            -          -            -
Senior Vice President and
Chief Financial Officer.........

Steven M. Jaffe
Senior Vice President,
General Counsel and
Corporate Secretary............       125,000              23.2%          $10.00      11/18/09    $607,964   $1,708,439

Mark D. Granados (a)                        -                 -              -            -          -            -
Former Vice President,
Director of Acquisitions........

William P. Hewitt (b)                       -                 -              -            -          -            -
Senior Vice President,
Leasing.........................

Joseph F. Paggi, Jr.                        -                 -              -            -          -            -
Senior Vice President, Assets...

________________
(a) Effective April 1, 1999, Mr. Granados resigned from his position with the Company. Mr. Granados was retained as a consultant by the Company through January 31, 2000.
(b) Effective March 31, 2000, Mr. Hewitt resigned from his position with the Company.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

     The following table provides information related to the 1999 fiscal year-end value and number of unexercised options held by each of the Named Executive Officers. During the fiscal year ended December 31, 1999, none of the Named Executive Officers exercised any options to purchase shares of Common Stock of the Company.

                                Number of             Value of Unexercised
                               Unexercised               In-the-Money
                             Options at FY-End         Options at FY-End
                                Exercisable/             Exercisable/
           Name               Unexercisable(#)          Unexercisable($)
------------------------   ----------------------  ----------------------------
Edward D. Fox                       0/0                      0/0

Stuart J.S. Gulland           122,496/20,004                 0/0 (a)

Steven M. Jaffe                89,006/225,424                0/0 (a)

Mark D. Granados (b)                0/0                      0/0

William P. Hewitt (c)               0/0                      0/0

Joseph F. Paggi, Jr.                0/0                      0/0

________________

(a) On December 31, 1999, the closing market price of Common Stock on the New York Stock Exchange was $9.6875. At that time, the exercise price for all options held by Named Executive Officers was above $10.00.
(b) Effective April 1, 1999, Mr. Granados resigned from his position with the Company. Mr. Granados was retained as a consultant by the Company through January 31, 2000.
(c) Effective March 31, 2000, Mr. Hewitt resigned from his position with the Company.

Employment and Change-in-Control Agreements

     On November 24, 1997, Alexander Haagen, Sr., Alexander Haagen III, and Charlotte Haagen resigned from their positions with the Company, and the Company entered into a Separation Agreement and Release (the "Separation Agreement") with Alexander Haagen, Sr., Alexander Haagen III, Charlotte Haagen, and certain related persons (together, the "Haagen Family"). Pursuant to the Separation Agreement, the Company agreed to pay to the Haagen Family approximately $2.7 million in cash, to accelerate vesting of all granted stock options and restricted stock awards, to grant and vest all previously committed restricted stock awards, and to purchase from the Haagen Family or cause to be purchased on May 25, 1999, substantially all of the Common Stock and OP Units owned by the Haagen Family at market price, but no lower than $17.00 per share. On May 25, 1999, the Company purchased from the Haagen Family an aggegate of 3,656,818 shares of Common Stock and OP Units for $17 per share for a total purchase price of $58.8 million. In addition, for certain defined periods the Company agreed to continue to provide the Haagen Family certain medical benefits and administration assistance. Further, pursuant to the Separation Agreement, Alexander Haagen, Sr. and Alexander Haagen III are each entitled to receive one-half of the compensation payable to the Independent Directors.

     The Company has entered into an employment agreement with Edward D. Fox, dated as of January 1, 1999, providing for his employment as President and Chief Executive Officer until March 2001. The agreement provides for annual compensation of $375,000; a discretionary bonus in an amount to be determined by the Board based on the performance of Mr. Fox and the Company; and a grant of 225,000 shares of restricted stock, subject to both a time and performance based vesting component, as long term incentive compensation. For the year ended December 31, 1999, the annual compensation was paid in restricted stock of the Company on a quarterly basis and based on a price calculated at 85% of the average stock price for the prior calendar quarter. For the year ended December 31, 1999, Mr. Fox received his discretionary bonus in restricted stock of the Company, a portion of which was paid pursuant to a prior employment agreement and the remainder of which was based on a price calculated at 85% of the stock price on the date of grant by the Board. The 225,000 shares of restricted stock granted to Mr. Fox as long term incentive compensation are subject to both a time and performance based vesting component. As the time component is satisfied, the Company reloads Mr. Fox's unvested shares of restricted stock by granting him an additional number of shares of restricted stock equal to the number of shares that satisfied the time component. Thus, Mr. Fox's total number of unvested shares is always equal to 225,000. Pursuant to this reload procedure, Mr. Fox was granted 75,000 additional shares of restricted stock during 1999 to replace shares that satisfied the time component. The employment agreement also provided for the cancellation of 300,000 stock options issued to Mr. Fox pursuant to his prior employment agreement.

     The Company has entered into an employment agreement with Stuart J.S. Gulland, dated as of January 1, 1999, providing for his employment as Senior Vice President and Chief Financial Officer until December 31,2000. During the term of such contract, compensation will be paid to Mr. Gulland at the annual rate of $230,000. Mr. Gulland's employment contract also provides for bonuses as determined by the Board of Directors. Pursuant to Mr. Gulland's employment agreement, the Company granted Mr. Gulland 100,000 shares of restricted stock of the Company, subject primarily to the achievement of certain performance criteria as set by the Board. The employment agreement also provided for the cancellation of 100,000 stock options issued to Mr. Gulland pursuant to his prior employment agreement.

     The Company has entered into an employment agreement with Steven M. Jaffe, dated as of March 1, 1998, providing for his employment as Senior Vice President, General Counsel and Corporate Secretary until December, 2000.
During the term of such contract, compensation will be paid to Mr. Jaffe at the annual rate of $220,000 or should the Board of Directors increase such salary, at the then present salary. Mr. Jaffe's employment contract also provides for bonuses as determined by the Board of Directors. Pursuant to Mr. Jaffe's employment agreement, the Company granted Mr. Jaffe options to purchase 100,000 shares of Common Stock subject to vesting requirements under the Restated Plan.

     The Company has entered into an employment agreement with Joseph F. Paggi, Jr., dated as of January 1, 1999, providing for his employment as Senior Vice President of Assets until December 31, 2000. During the term of such contract, compensation will be paid to Mr. Paggi at the annual rate of $200,000. Mr. Paggi's employment contract also provides for bonuses as determined by the Board of Directors. Pursuant to Mr. Paggi's employment agreement, the Company granted Mr. Paggi 50,000 shares of restricted stock of the Company, subject primarily to the achievement of certain performance criteria as set by the Board. The employment agreement also provided for the cancellation of 100,000 stock options issued to Mr. Paggi pursuant to his prior employment agreement.

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

     Effective March 31, 2000, William P. Hewitt resigned from his position as Senior Vice President of Leasing and Operations. Prior to his resignation, Mr. Hewitt had entered into an employment agreement providing for his employment until December 31, 2000. The employment agreement provided for an annual salary of $250,000, bonuses as determined by the Board of Directors and 50,000 shares of restricted stock, subject primarily to the achievement of certain performance criteria as set by the Board. The employment agreement also provided for the cancellation of 100,000 stock options issued to Mr. Hewitt pursuant to his prior employment agreement. Upon his resignation effective March 31, 2000, 33,333 of the shares of restricted stock were cancelled.

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

Compensation Committee Interlocks and Insider Participation

     Messrs. Andrews (Chairman), Riedman and Barnum currently serve on the Compensation Committee. None of the Compensation Committee members is or has been an officer or employee of the Company and each is an Independent Director. For a description of the background of each of these individuals, see "Directors." For a discussion of interrelationships involving members of the Compensation Committee or other directors of the Company, see "Certain Relationships and Related Transactions."

Director Compensation

     The Company pays its non-employee Directors (the "Independent Directors") an annual fee of $20,000. In addition, the Company pays the Independent Directors fees of $1,000 for attendance at each meeting of the Board of Directors and $500 for attendance at committee meetings. For the fiscal year ended December 31, 1999, the Company elected to pay the Independent Directors their director fees in stock in lieu of cash. The number of shares paid to each Independent Director was based on the cash fees that would have been paid to such Director for such period and calculating the number of shares payable based on a stock price of $15 for the period from January 1, 1999 through May 31, 1999 and $9.69 for the period from June 1, 1999 through December 31, 1999 per share. Pursuant to this formula, each of Directors Barnum, Riedman, Meyer, Garvey and Andrews were paid 2,697, 2,688, 1,842, 1,680 and 2,818 shares of Common Stock, respectively. Director Ticotin has agreed to waive his rights to receive compensation as a Director of the Company during this period. Each Independent Director is also reimbursed for expenses incurred in attending meetings (including committee meetings). Officers of the Company who are Directors are not paid any Director fees. Pursuant to the Stock Option and Incentive Plan, upon initial election to the Board of Directors, each Independent Director of the Company receives an initial grant of options to purchase 5,000 shares of Common Stock having an exercise price equal to the fair market value on the date of grant, and thereafter on each January 1st during the term of the Stock Option and Incentive Plan, each then serving Independent Director automatically receives a grant of options to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value on the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 31, 1999 regarding beneficial ownership of the Common Stock of the Company by (1) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (2) each director of the Company, (3) the Chief Executive Officer and the other Named Executive Officers of the Company and (4) the Company's executive officers and directors as a group.

                                                                                   Shares Beneficially Owned
                                                               -------------------------------------------------------------
                                                                           Amount and Nature of         Percent of
Name of Beneficial Owner                                                  Beneficial Ownership(a)        Class(b)
------------------------                                      --------------------------------------------------------------
Prometheus Western Retail, LLC
   30 Rockefeller Plaza
   New York, NY 10020                                                         15,666,666(c)               58.8%

Merrill Lynch & Co., Inc.
   World Financial Center, North Tower
   250 Vesey Street, New York, NY 10281                                        1,669,448(d)(e)             6.3%


Edward D. Fox                                                                    481,330(f)               1.8%
Mark D. Granados (g)                                                                 -                     *
Stuart J.S. Gulland                                                              227,496(h)                *
William P. Hewitt (i)                                                             22,821                   *
Steven M. Jaffe                                                                   94,006(j)                *
Joseph Paggi                                                                      62,452(k)
R. Bruce Andrews                                                                  24,718(l)                *
Robert T. Barnum                                                                  29,197(m)                *
Christine Garvey                                                                   6,680(n)                *
Anthony E. Meyer                                                                   1,842                   *
Fred L. Riedman                                                                   19,588(o)                *
Mark S. Ticotin                                                                      -                     *
All Directors and Executive
    Officers as a group (11 persons)                                              970,130(f)(j)(l)        3.6%
                                                                                         (m)(n)(o)

_______________

*   Less than 1%
(a) For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of shares of Common Stock listed in this table have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(b) Based on 26,647,968 shares of Common Stock outstanding as of December 31, 1999.
(c) The Schedule 13G filed by the stockholder indicates sole voting power and sole dispositive power with respect to all shares.
(d) The Schedule 13G filed by the stockholder indicates shared investment and dispositive power with respect to all shares.
(e) Includes shares that the holder has the right to acquire through the exchange of 7 1/4% exchangeable subordinated debentures due in 2003.
(f) Includes restricted stock received per the terms of Mr. Fox's employment contract in lieu of cash compensation as well as restricted stock received as long term incentive compensation.
(g) Effective April 1, 1999, Mr. Granados resigned from his position with the Company. Mr. Granados was retained as a consultant by the Company through January 31, 2000.
(h) Includes options to purchase 142,500 shares within 60 days of December 31, 1999.
(i) Effective March 31, 2000, Mr. Hewitt resigned from his position with the Company. Includes restricted stock received per the terms of Mr. Hewitt's employment contract.
(j) Includes options to purchase 109,010 shares within 60 days of December 31, 1999.
(k) Includes restricted stock received per the terms of Mr. Paggi's employment contract.
(l) Includes options to purchase 13,900 shares within 60 days of December 31, 1999.
(m) Includes options to purchase 7,500 shares within 60 days of December 31, 1999.
(n) Includes options to purchase 5,000 shares within 60 days of December 31, 1999.
(o) Includes options to purchase 13,900 shares within 60 days of December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1997, the Company extended a loan of $3,138,586 to Fred W. Bruning, the Company's former Senior Vice President and Chief Investment Officer, with an interest rate of 7.45%. The loan was secured by all of Mr. Bruning's actual and beneficial ownership interest in the Company. The loan was scheduled to mature in December 2004, but became due in full six months following the termination of Mr. Bruning's employment with the Company on May 20, 1998. As a part of the severance agreement between the Company and Mr. Bruning, the Company agreed to forbear on collecting the loan for a maximum additional six months provided that Mr. Bruning comply with the severance agreement. The loan was paid in full in exchange for OP Units owned by Mr. Bruning on July 12, 1999.

  In connection with the Separation Agreement, as described in "Employment and Change-in-Control Agreements" above, the Company purchased from the Haagen Family, on May 25, 1999, an aggregate of 3,656,818 shares of common stock and Operating Partnership Units (the "Shares") at a previously agreed upon price per share of $17. A portion of the Shares represented options to purchase Common Stock held by the Haagen Family. The total purchase price of the Shares was $58.8 million. Included in the Shares repurchased were 590,034 shares of Common Stock as of December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Center Trust, Inc.

                                        By:  /s/  Edward D. Fox
                                           ---------------------------
                                        Edward D. Fox
                                        Chairman of the Board, Chief Financial
                                        Officer and President