Form 10-Q
period 2000-03-31
CENTER TRUST INC
filed 2000-05-15
CIK 913292

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

    For the quarterly period ended March 31, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   As of May 10, 2000, 26,686,488 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               CENTER TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
 PART I  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (unaudited)
         and December 31, 1999..........................................     3

         Consolidated Statements of Operations (unaudited) for the three
         months ended March 31, 2000 and 1999...........................     4

         Consolidated Statements of Cash Flows (unaudited) for the three
         months ended March 31, 2000 and 1999...........................     5

         Notes to Consolidated Financial Statements (unaudited) ........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations .........................................     8

 PART II OTHER INFORMATION..............................................    12



 SIGNATURES..............................................................   13

                               CENTER TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (unaudited)
ASSETS
Rental properties..................................... $1,027,281    $1,030,689
Accumulated depreciation and amortization.............   (147,937)     (143,610)
                                                       ----------    ----------
Rental properties, net................................    879,344       887,079
Cash and cash equivalents.............................     25,384         5,204
Tenant receivables, net...............................     13,452        12,267
Other receivables.....................................     12,983         6,181
Restricted cash and securities........................     21,149        20,577
Deferred charges, net.................................     22,944        20,966
Other assets..........................................      3,254         3,305
                                                       ----------    ----------
    TOTAL............................................. $  978,510    $  955,579
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Secured debt........................................ $  557,541    $  524,468
  7 1/2% Convertible subordinated debentures..........    128,548       128,548
  7 1/4% Exchangeable subordinated debentures.........     30,000        30,000
  Accrued dividends and distributions.................      5,761         9,963
  Accrued interest....................................      3,459         5,441
  Accounts payable and other accrued expenses.........      6,382         6,760
  Accrued construction costs..........................      1,100         1,753
  Tenant security and other deposits..................      5,667         5,948
                                                       ----------    ----------
    Total liabilities.................................    738,458       712,881
                                                       ----------    ----------
MINORITY INTERESTS:
  Operating Partnership (1,759,442 and 1,654,725 units
   issued as of March 31, 2000 and December 31, 1999,
   respectively)......................................     14,504        14,091
  Other minority interests............................      1,393         1,319
                                                       ----------    ----------
    Total minority interests..........................     15,897        15,410
                                                       ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 26,686,488 and 26,647,968 shares issued
   and outstanding as of March 31, 2000 and December
   31, 1999, respectively.............................        266           266
  Additional paid-in capital..........................    361,153       361,412
  Accumulated distributions and deficit...............   (137,264)     (134,390)
                                                       ----------    ----------
    Total stockholders' equity........................    224,155       227,288
                                                       ----------    ----------
    TOTAL............................................. $  978,510    $  955,579
                                                       ==========    ==========

                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                                 (unaudited)
REVENUES:
Rental revenues............................................... $25,209  $26,225
Expense reimbursements........................................   7,710    8,133
Percentage rents..............................................     333      618
Other income..................................................   1,589    1,190
                                                               -------  -------
  Total revenues..............................................  34,841   36,166
                                                               -------  -------

EXPENSES:
Interest......................................................  14,691   13,095
Property Operating Costs:
  Common Area.................................................   5,126    5,527
  Property taxes..............................................   3,334    3,607
  Leasehold rentals...........................................     364      424
  Marketing...................................................     218      141
  Other operating.............................................   1,103    1,338
Depreciation and amortization.................................   6,469    6,026
General and administrative....................................   1,307    1,530
                                                               -------  -------
  Total expenses..............................................  32,612   31,688
                                                               -------  -------

INCOME BEFORE OTHER ITEMS.....................................   2,229    4,478

NET GAIN ON SALE OF RENTAL PROPERTIES.........................   2,575   20,575

MINORITY INTERESTS:
Operating Partnership.........................................    (146)  (4,089)
Other minority interests......................................     (74)     (72)
                                                               -------  -------

INCOME BEFORE EXTRAORDINARY ITEM..............................   4,584   20,892

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT............  (1,864)     --
                                                               -------  -------

NET INCOME.................................................... $ 2,720  $20,892
                                                               =======  =======

BASIC INCOME PER SHARE:
Income before extraordinary item.............................. $  0.17  $  0.83
Extraordinary loss on early extinguishment of debt............   (0.07)     --
                                                               -------  -------
Net Income.................................................... $  0.10  $  0.83
                                                               =======  =======

DILUTED INCOME PER SHARE:
Income before extraordinary item.............................. $  0.17  $  0.60
Extraordinary loss on early extinguishment of debt............   (0.07)     --
                                                               -------  -------
Net Income.................................................... $  0.10  $  0.60
                                                               =======  =======

Weighted Average Basic Shares Outstanding.....................  26,648   25,243
                                                               =======  =======
Weighted Average Diluted Shares Outstanding...................  26,648   34,610
                                                               =======  =======

                 See Notes to Consolidated Financial Statements

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                            2000       1999
                                                          ---------  --------
                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................... $   2,720  $ 20,892
Adjustment to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization of rental properties.....     6,469     6,026
  Amortization of deferred financing costs...............       728       751
  Amortization of deferred compensation..................       463       383
  Extraordinary loss on early extinguishment of debt.....     1,864       --
  Net gain on sale of rental properties..................    (2,575)  (20,575)
  Minority interests in operations.......................       220     4,161
  Net changes in operating assets and liabilities........   (12,560)    1,508
                                                          ---------  --------

    Net cash (used by) provided by operating activities..    (2,671)   13,146
                                                          ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties..............................       --    (18,484)
  Construction and development costs.....................    (4,341)   (3,055)
  Proceeds from sale of rental property..................     7,818    45,490
                                                          ---------  --------

    Net cash provided by investing activities............     3,476    23,951
                                                          ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing...............    (1,147)   (1,112)
  Borrowings on secured line of credit...................   207,640    33,017
  Repayment of secured line of credit....................  (173,291)  (36,450)
  Purchase of common stock...............................       --     (9,953)
  Repurchase of OP Units.................................       --        (75)
  Costs of obtaining financing...........................    (3,004)     (638)
  Increase in restricted cash and securities.............      (572)  (10,986)
  Dividends to shareholders..............................    (9,549)   (9,138)
  Distributions to minority interests....................      (702)   (1,927)
                                                          ---------  --------

    Net cash provided by (used in) financing activities..    19,375   (37,262)
                                                          ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    20,180      (165)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD........     5,204     6,636
                                                          ---------  --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD.............. $  25,384  $  6,471
                                                          =========  ========

                 See Notes to Consolidated Financial Statements

                              CENTER TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation

   Center Trust, Inc., (the "Company"), a Maryland Corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of March 31, 2000, the Company owned 55 retail shopping centers (the "Properties") comprising 11.0 million square feet of total shopping center gross leasable area ("GLA").

   The accompanying financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

   Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 financial statement presentation.

2. Secured Debt

   On March 31, 2000, the Company obtained a $200 million secured credit facility with GE Capital Real Estate. Borrowings under the credit facility are secured by deeds of trust on certain of the Company's assets. The credit facility bears interest at a rate of LIBOR plus 250 basis points. The credit facility has a two-year maturity with the ability to extend the term for an additional year. The new credit facility replaced the Company's previous credit facility which would have matured on December 31, 2000 and included a required pay-down to $85 million by June 30, 2000. In connection with replacement of the old credit facility, the Company recorded an extraordinary loss on the early extinguishment of debt of $1.9 million.

   In March 2000, the Company obtained a 10-year, $17.4 million mortgage secured by the AMC Theater at Covina Town Square. The mortgage bears interest at 8.44%. The AMC Theater was sold on April 17, 2000 and the buyer assumed the mortgage. See additional discussion in Note 5.

3. Property Disposition

   During the quarter, the Company sold a single tenant facility located in Glendora, California. The Company recorded a $2.6 million net gain on the sale of the facility. Net proceeds of approximately $8.0 million were used to reduce the outstanding balance on the Company's secured credit facility.

4. Per Share Data

   In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share ("EPS") is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic EPS for the three-month periods ended March 31, 2000 and 1999 was 26,648,000 and 25,243,000, respectively. The weighted average number of shares of common stock used in the computation of diluted EPS

                                 CENTER TRUST
for the three-month periods ended March 31, 2000 and 1999 was 26,648,000 and 34,610,000, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented is due entirely to the effect of outstanding options issued under the Company's Amended and Restated 1993 Stock Option and Incentive Plan and the Company's convertible and exchangeable debentures.

   On April 20, 2000, the Company paid a $0.21 dividend per share to shareholders of record as of March 31, 2000.

5. Subsequent Event

   On April 17, 2000, the Company completed the sale of its AMC Theater located in its Covina Town Square Shopping Center in Covina, California for $23 million. The buyer of the theater assumed the $17.4 million mortgage that the Company obtained in March 2000. Net proceeds of approximately $5.3 million were used to reduce the outstanding balance on the Company's secured credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward Looking Statements

   The following discussion of Financial Condition and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described, or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "would," "seeks," "approximately," "intends," "plans," "pro forma" "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

  .  defaults on or non-renewal of leases by tenants;

  .  increased interest rates and operations costs;

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

   Our success also depends upon economic trends generally, as well as income tax laws, governmental regulation, legislation, population changes and other matters discussed above in section entitled "Risk Factors." We caution you, however, that any list of risk factors may not be exhaustive.

Results of Operations

 Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

   Total revenues decreased by $1.4 million to $34.8 million for the three months ended March 31, 2000 from $36.2 million for the three months ended March 31, 1999. Revenues decreased approximately $1.6 million due to the sale of two community shopping centers and five single tenant facilities from the period March 31, 1999 through March 31, 2000. The decrease was partially offset by increased revenues at the Company's existing stable properties.

   Property operating costs decreased by $0.9 million to $10.1 million for the three months ended March 31, 2000 from $11.0 million for the three months ended March 31, 1999. Approximately $0.6 million of the decrease is a result of decreased property taxes and operating costs from the sale of seven properties previously discussed. The balance of the decrease resulted from lower operating costs at the Company's remaining portfolio of properties.

   Interest expense increased to $14.7 million for the three months ended March 31, 2000 from $13.1 million for the three months ended March 31, 1999. The increase resulted from higher interest rates and higher average debt outstanding in the first quarter of 2000 compared to the same period in 1999. The increase in the average debt outstanding was primarily due to four mortgage transactions entered into from the period March 31, 1999 through March 31, 2000. A portion of the proceeds were used to pay other mortgage debt and reduce the outstanding balance on the Company's credit facility.

   General and Administrative costs decreased by $0.2 million from $1.5 million for the three months ended March 31, 1999 to $1.3 million for the three months ended March 31, 2000. The decrease is primarily due to the Company's reorganization in the 4th quarter of 1999 to reduce its operating costs.

   Net income decreased by $18.2 million from $20.9 million for the three months ended March 31, 1999 to $2.7 million for the three months ended March 31, 2000. Included in net income for 2000 was a $2.6 million net gain on the sale of a single tenant facility located in Glendora, California. Net income for 1999 included a $20.6 million gain resulting from the sale of the Sam's Club in Fountain Valley, California, a single tenant facility and The City Center, in San Francisco, California.

 Selected Property Financial Information

   Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Retail Properties (55 in 2000 and 62 in 1999):
     Regional Malls............................................ $ 4,315 $ 4,773
     Community Centers.........................................  19,046  18,648
     Single Tenants............................................   1,029   1,520
   Other income................................................     306     188
                                                                ------- -------
     Net Operating Income...................................... $24,696 $25,129
                                                                ======= =======

   The following summarizes the percentage of leased GLA (excluding non-owned
GLA) as of:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
   Retail Properties (55 in 2000 and 56 in 1999):
     Community Centers...................................    95.3%      95.0%
     Regional Malls......................................    91.3       90.9
     Single Tenants......................................   100.0      100.0
   Aggregate Portfolio...................................    95.0       94.9

 Funds from Operations

   The Company considers funds from operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO is defined, as outlined in the October 1999 White Paper, by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization of real estate, less gains or losses on the sales of properties.

   The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                                              Three Months
                                                            Ended March 31,
                                                            -----------------
                                                             2000      1999
                                                            -------  --------
   Funds from Operations
   Net income.............................................. $ 2,720  $ 20,892
   Adjustments to reconcile net income to funds from
    operations:
   Depreciation and Amortization:
     Buildings and improvements............................   4,336     4,282
     Tenant improvements and allowances....................   1,429     1,257
     Leasing costs.........................................     646       454
   Minority Interests......................................      59     4,009
   Extraordinary loss--early extinguishment of debt........   1,864       --
   Gain on sale of assets..................................  (2,575)  (20,575)
   Other...................................................     463       383
                                                            -------  --------
   Funds from operations, basic............................   8,942    10,702
   Debenture interest expense..............................   2,954     3,142
   Amortization of debenture financing costs...............     320       325
                                                            -------  --------
   Funds from operations, diluted.......................... $12,216  $ 14,169
                                                            =======  ========

   Funds from operations, on a basic basis, decreased to $8.9 million for the three months ended March 31, 2000, as compared to $10.7 million for the same period in 1999. On a diluted basis, assuming conversion of the debentures, funds from operations decreased to $12.2 million from $14.2 million. The decrease in funds from operations is principally a result of the reasons stated above under Results of Operations.

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

   On March 31, 2000, the Company obtained a $200 million secured credit facility with GE Capital Real Estate. Borrowings under the credit facility are secured by deeds of trust on certain of the Company's assets. The credit facility expires in March 2000 and the Company has the ability to extend the term for an additional year. The credit facility bears interest at a rate of LIBOR plus 250 basis points. As of March 31, 2000, the outstanding borrowings on the Credit Facility were $175.0 million.

   Borrowings on the new credit facility were used to pay down the remaining balance of the Company's previous credit facility, which would have matured on December 31, 2000 and included a required pay-down to $85 million by June 30, 2000. In connection with the repayment of this debt, the Company recorded an extraordinary losses for the early extinguishment of debt of $1.9 million.

   In March 2000, the Company obtained a 10-year, $17.4 million mortgage secured by the AMC Theater at Covina Town Square. The mortgage bears interest at 8.44%. The AMC theater was sold on April 17, 2000 with the buyer assuming the mortgage.

   During the quarter, the Company sold a single tenant facility located in Glendora, California. The Company recorded a $2.6 million net gain on the sale of the facility. Net proceeds of approximately $8.0 million from the sale were used to reduce the outstanding balance on the Company's secured credit facility.

   The Company has commenced marketing certain of its stable community shopping centers in order to meet its debt maturities in 2000 and early 2001, including the $128.6 million of 7 1/2% Debentures which mature in January 2001. The Company is actively pursuing the disposition of $375 million of community shopping centers. The assets being marketed comprise stable community centers where management believes value has been fully captured. Management believes that it will be able to execute the transactions necessary for it to meet these obligations.

Cash Flows

   Net cash provided by operating activity decreased by $15.8 million from $13.1 million for the three months ended March 31, 1999 to a use of cash of $2.7 million for the same period of 2000. The decrease resulted primarily from the additional working capital used by operations and from the sale of seven properties in the period from March 31, 1999 through March 31, 2000, as previously discussed.

   Net cash from investment activities was $3.5 million for the three months ended March 31, 2000 as compared to net cash provided by investing activities of $24.0 million for the three months ended March 31, 1999. The decrease was primarily the result of the sale of two properties in 1999 of significantly higher values than the 2000 sale of one property. Financing activities provided cash of $19.4 million for the three months ended March 31, 1999 as compared to cash used by financing activities for the three months ended March 31, 1999 of $37.3 million. The increase was the result of proceeds received from the mortgage secured by the AMC Theatre at Covina Town Square and additional borrowings on the Company's line of credit in 2000, compared to the repurchase of common stock and increase in restricted cash and securities in 1999.

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

   None

Item 5: Other Information

   None

Item 6: Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit 27--Financial Data Schedule

   (b) Reports on Form 8-K

   On February 29, 2000, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of December 31, 1999.

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

   Dated: May 15, 2000