Form 10-Q
period 2000-06-30
CENTER TRUST INC
filed 2000-08-14
CIK 913292

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

                 For the quarterly period ended June 30, 2000

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  As of August 10, 2000, 26,703,319 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               CENTER TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
 PART I     FINANCIAL INFORMATION
 Item 1.    Financial Statements
            Consolidated Balance Sheets as of June 30, 2000 (unaudited)
             and December 31, 1999.......................................     3
            Consolidated Statements of Operations (unaudited) for the
             three and six months ended June 30, 2000 and 1999...........     4
            Consolidated Statements of Cash Flows (unaudited) for the six
             months ended June 30, 2000 and 1999.........................     5
            Notes to Consolidated Financial Statements (unaudited).......     6
            Managements Discussion and Analysis of Financial Condition
 Item 2.     and Results of Operations...................................     8
 PART II    OTHER INFORMATION............................................    12
 SIGNATURES..............................................................    13

                               CENTER TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        June 30,    December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (unaudited)
                        ASSETS
                        ------
Rental properties..................................... $1,013,488    $1,030,689
Accumulated depreciation and amortization.............   (151,817)     (143,610)
                                                       ----------    ----------
Rental properties, net................................    861,671       887,079
Cash and cash equivalents.............................      5,981         5,204
Tenant receivables, net...............................     13,919        12,267
Other receivables.....................................      8,147         6,181
Restricted cash securities............................     25,173        20,577
Deferred charges, net.................................     22,065        20,966
Other assets..........................................      1,549         3,305
                                                       ----------    ----------
  TOTAL............................................... $  938,505    $  955,579
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

LIABILITIES:
  Secured debt........................................ $  511,995    $  524,468
  7 1/2% Convertible subordinated debentures..........    128,548       128,548
  7 1/4% Exchangeable subordinated debentures.........     30,000        30,000
  Accrued dividends and distributions.................      5,713         9,963
  Accrued interest....................................      5,300         5,441
  Accounts payable and other accrued expenses.........      6,448         6,760
  Accrued construction costs..........................        733         1,753
  Tenant security and other deposits..................      4,651         5,948
                                                       ----------    ----------
    Total liabilities.................................    693,388       712,881
                                                       ----------    ----------
MINORITY INTERESTS:
  Operating Partnership (1,759,442 and 1,654,725 units
   issued as of June 30, 2000 and December 31, 1999,
   respectively)......................................     14,794        14,091
  Other minority interests............................      1,469         1,319
                                                       ----------    ----------
    Total minority interests..........................     16,263        15,410
                                                       ----------    ----------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 26,703,319 26,647,988 shares issued and
   outstanding as of June 30, 2000 and December 31,
   1999, respectively.................................        266           266
  Additional paid-in capital..........................    361,354       361,412
  Accumulated distributions and deficit...............   (132,766)     (134,390)
                                                       ----------    ----------
    Total stockholders' equity........................    228,854       227,288
                                                       ----------    ----------
  TOTAL............................................... $  938,505    $  955,579
                                                       ==========    ==========

                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                            ----------------  ----------------
                                             2000     1999     2000     1999
                                            -------  -------  -------  -------
REVENUES:
Rental revenues............................ $24,452  $26,615  $49,661  $52,840
Expense reimbursements.....................   7,715    7,856   15,425   15,989
Percentage rents...........................     661      391      994    1,009
Other income...............................   1,512    1,331    3,101    2,521
                                            -------  -------  -------  -------
    Total revenues.........................  34,340   36,193   69,181   72,359
                                            -------  -------  -------  -------
EXPENSES:
Interest...................................  15,009   13,511   29,700   26,606
Property Operating Costs:
  Common Area..............................   5,146    5,316   10,272   10,843
  Property taxes...........................   3,340    3,698    6,674    7,305
  Leasehold rentals........................     361      423      725      847
  Marketing................................     314      204      532      345
  Other operating..........................     838    1,011    1,941    2,349
Depreciation and amortization..............   6,314    6,098   12,783   12,124
General and administrative.................   1,324    1,431    2,631    2,961
                                            -------  -------  -------  -------
    Total expenses.........................  32,646   31,692   65,258   63,380
                                            -------  -------  -------  -------
INCOME BEFORE OTHER ITEMS..................   1,694    4,501    3,923    8,979
NET GAIN ON SALE OF RENTAL PROPERTIES......   9,149      --    11,724   20,575
MINORITY INTERESTS:
Operating Partnership......................    (675)     (40)    (821)  (4,129)
Other minority interests...................     (76)     (73)    (150)    (145)
                                            -------  -------  -------  -------
INCOME BEFORE EXTRAORDINARY ITEM...........  10,092    4,388   14,676   25,280
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
 OF DEBT...................................     --    (4,048)  (1,864)  (4,048)
                                            -------  -------  -------  -------
NET INCOME................................. $10,092  $   340  $12,812  $21,232
                                            =======  =======  =======  =======
BASIC INCOME PER SHARE:
Income before extraordinary item........... $  0.38  $  0.17  $  0.55  $  1.00
Extraordinary loss on early extinguishment
 of debt...................................     --     (0.16)   (0.07)   (0.16)
                                            -------  -------  -------  -------
Net Income.................................    0.38  $  0.01     0.48  $  0.84
                                            =======  =======  =======  =======
DILUTED INCOME PER SHARE...................
Income before extraordinary item...........    0.38  $  0.17     0.55  $  0.93
Extraordinary loss on early extinguishment
 of debt...................................     --     (0.16)   (0.07)   (0.12)
                                            -------  -------  -------  -------
Net Income.................................    0.38  $  0.01     0.48  $  0.81
                                            =======  =======  =======  =======
Weighted Average Basic Shares Outstanding..  26,686   25,230   26,667   25,236
                                            =======  =======  =======  =======
Weighted Average Diluted Shares
 Outstanding...............................  26,686   25,230   26,667   34,578
                                            =======  =======  =======  =======

                 See Notes to Consolidated Financial Statements

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................. $  12,812  $  21,232
  Adjustment to reconcile net income to net cash Provided
   by operating activities:
    Depreciation and amortization of rental properties...    12,783     12,124
    Amortization of deferred financing costs.............     1,712      1,523
    Net gain on Sale of rental properties................   (11,724)   (20,575)
    Extraordinary loss--Early Extinguishment of Debt.....     1,864      4,048
    Minority interests in operations.....................       971      4,274
  Net changes in operating assets and liabilities........   (13,063)    (1,987)
                                                          ---------  ---------
      Net cash provided by operating activities..........     5,355     20,639
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties..............................       --     (18,484)
  Construction and development costs.....................    (7,790)    (7,176)
  Proceeds from sale of rental property..................    36,109     45,415
                                                          ---------  ---------
      Net cash provided by investing activities..........    28,319     19,755
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage financing...............    (2,273)    (2,015)
  Proceeds from mortgages................................    17,390    110,500
  Repayment of mortgages.................................   (17,390)   (63,915)
  Purchase of Convertible Debentures.....................       --      (9,561)
  Borrowings on secured line of credit...................   190,250    111,627
  Repayment of secured line of credit....................  (200,191)  (115,353)
  Proceeds from the sale of common stock.................       344     33,903
  Purchase of common stock...............................       --     (20,071)
  Repurchase of OP Units.................................       --     (48,142)
  Costs of obtaining financing...........................       --      (1,788)
  (Increase) decrease in restricted cash.................    (4,596)   (10,245)
  Dividends to shareholders..............................   (15,191)   (17,930)
  Distributions to minority interests....................    (1,240)    (3,789)
                                                          ---------  ---------
      Net cash used in financing activities..............   (32,897)   (36,779)
                                                          ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS................       777      3,615
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD........     5,204      6,636
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD.............. $   5,981  $  10,251
                                                          =========  =========

                 See Notes to Consolidated Financial Statements

                              CENTER TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis Of Presentation

  Center Trust, Inc., (the "Company"), a Maryland Corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of June 30, 2000 the Company owned 55 retail shopping centers (the "Properties") comprising 9.3 million square feet of total shopping center gross leasable area ("GLA").

  The accompanying financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with accounting standards or principals generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 by the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or on its financial position.

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

3. Property Disposition

  On April 17, 2000 the Company sold its AMC Theater located in its Covina Town Square Shopping Center in Covina, California for $23 million or $242 per square foot. The buyer of the theater assumed the $17.4 million mortgage that the Company obtained in March 2000. The Company recorded a $9.1 million gain on sale of the facility. Net proceeds of approximately $5.3 million were used to reduce the outstanding balance on the Company's secured credit facility.

  On June 2, 2000, the Company completed a sale-leaseback transaction on its corporate office building in Manhattan Beach, California. The sale of the office building generated approximately $5 million of cash, which was used to reduce the outstanding balance on the credit facility. The Company entered into a long term lease with the buyer of the property.

                              CENTER TRUST, INC.

4. Per Share Data

  In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share ("EPS") is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic and diluted EPS for the three month period ended June 30, 2000 and 1999 were 26,686,000 and 25,230,000, respectively. The weighted average number of shares of common stock used in the computation of basic EPS for the six month period ended June 30, 2000 and 1999 were 26,667,000 and 25,236,000, respectively. The weighted average number of shares of common stock used in the computation of diluted EPS for the six month period ended June 30, 2000 and 1999 were 26,667,000 and 34,578,000, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented is due entirely to the effect of outstanding options issued under the Company's Amended and Restated 1993 Stock Option and Incentive Plan and the Company's convertible and exchangeable debentures.

  On July 20, 2000, the Company paid a $0.21 dividend per share to shareholders of record as of June 30, 2000.

5. Subsequent Event

  On July 21, 2000, the Company entered into an agreement with Kimco Realty Corporation to sell six properties for a purchase price of $160.6 million including the assumption of $68.3 million in debt. The properties are located in California, Washington, and Nevada. The sale, subject to due diligence and other closing conditions, is expected to close late in the third quarter of 2000.

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

Results of Operations

 Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

  Rental revenues decreased by $3.1 million to $49.7 million for the six months ended June 30, 2000 from $52.8 million for the six months ended June 30, 1999. The decrease of approximately $3.4 million is due to the sale of two community retail centers, five single tenant facilities and one free standing theater from the period June 30, 1999 through June 30, 2000. The decrease was partially offset by increased revenues at the Company's existing stable properties.

  Property operating costs decreased by $1.6 million to $20.1 million for the six months ended June 30, 2000 from $21.7 million for the six months ended June 30, 1999. The decrease is a result of decreased property taxes and operating costs from the sale of eight properties previously discussed. In addition, there was slightly lower operating costs at the Company's existing properties.

  Interest expense increased to $29.7 million for the six months ended June 30, 2000 from $26.6 million for the six months ended June 30, 1999. The increase resulted from a higher effective interest cost partially offset by lower average debt outstanding for the six-month period ended June 30, 2000 compared to the same period in 1999. The decrease in the average debt outstanding was primarily due to proceeds received from sales of the AMC Theater in Covina, California, a single tenant facility in Glendora, California and the Company's corporate office building that were used to pay-down the Company's credit facility. The increase in the effective interest rate is primarily related to the Company's new credit facility and higher borrowing rates. See additional discussion in the following "Liquidity Sources and Requirements."

  General and Administrative costs decreased by $0.4 million from $3.0 million for the six months ended June 30, 1999 to $2.6 million for the six months ended June 30, 2000. The decrease is primarily due to the Company's reorganization in the 4th quarter of 1999 to reduce its operating costs.

  Net income decreased by $8.4 million to $12.8 million for the six months ended June 30, 2000 from $21.2 million for the six months ended June 30, 1999. Included in net income for 2000 was a $2.6 million gain on the single tenant facility in Glendora, California and a $9.1 million net gain on the sale of the AMC Theater located in its Covina Town Square Shopping Center. Net income for 1999 included a $20.6 million gain resulting from the sale of the Sam's Club in Fountain Valley, California, a single tenant facility and The City Center, in San Francisco, California.

 Selected Property Financial Information

  Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                                  Six Months
                                                                Ended June 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Retail Properties (55 in 2000 and 62 in 1999):
     Regional Malls............................................ $ 8,623 $ 9,440
     Community Centers.........................................  38,007  37,844
     Single Tenants............................................   1,746   2,970
     Other income..............................................     661     416
                                                                ------- -------
       Net Operating Income.................................... $49,037 $50,670
                                                                ======= =======

  The following summarizes the percentage of leased GLA (excluding non-owned GLA as of:

                                                           June 30, December 31,
                                                             2000       1999
                                                           -------- ------------
   Retail Properties (55 in 2000 and 56 in 1999):
     Community Centers....................................   95.4%      95.0%
     Regional Malls.......................................   91.3       90.9
     Single Tenants.......................................  100.0      100.0
     Aggregate Portfolio..................................   95.1       94.9

 Funds from Operations

  The Company considers funds from operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO is defined, as outlined in the October 1999 White Paper, by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization of real estate, less gains or losses on sales of properties.

  The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                          Three Months     Six Months Ended
                                         Ended June 30,        June 30,
                                         ----------------  ------------------
                                          2000     1999      2000      1999
                                         -------  -------  --------  --------
FUNDS FROM OPERATIONS
Net income.............................. $10,092  $   340  $ 12,812  $ 21,232
Adjustments to reconcile net income to
 funds from operations:
  Depreciation and Amortization:
    Buildings and improvements..........   4,327    4,236     8,663     8,518
    Tenant improvements and allowances..   1,271    1,301     2,700     2,558
    Leasing costs.......................     653      530     1,299       984
  Minority Interests....................     571      (45)      630     3,964
  Extraordinary loss--early
   extinguishment of debt...............     --     4,048     1,864     4,048
  Gain on Sale of Assets................  (9,149)     --    (11,724)  (20,575)
  Other.................................     354      253       817       636
                                         -------  -------  --------  --------
Funds from Operations, basic............   8,119   10,663    17,061    21,365
Debenture interest expense..............   2,954    3,125     5,908     6,267
Amortization of debenture financing
 costs..................................     321      323       641       648
                                         -------  -------  --------  --------
Funds from operations, diluted.......... $11,394  $14,111  $ 23,610  $ 28,280
                                         =======  =======  ========  ========

  Funds from operations, on a basic basis, decreased $4.3 million to $17.1 million for the six months ended June 30, 2000, from $21.4 million for the same period in 1999. On a diluted basis, assuming conversion of the debentures and other common stock equivalents, funds from operations decreased $4.7 million to $23.6 million from $28.3 million. The decrease in funds from operations is principally a result of the reasons stated above under Results of Operations.

  Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of Center Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity Sources and Requirements

  The Company intends to meet its short-term cash requirements from cash generated operations. The company anticipates that revenues generated from the Company's real estate will be sufficient to cover operating expenses, debt service requirements and dividends to shareholders.

  On March 31, 2000, the Company obtained a $200 million secured credit facility with GE Capital Real Estate. Borrowings under the credit facility are secured by deeds of trust on certain of the Company's assets. The credit facility expires in March 2000 and the Company has the ability to extend the term for an additional year. The credit facility bears interest at a rate of LIBOR plus 250 basis points. As of June 30, 2000 the outstanding borrowings on the Credit Facility were $148 million.

  Borrowings on the new credit facility were used to pay down the remaining balance of the Company's previous credit facility, which would have matured on December 31, 2000. In connection with the repayment of this debt, the Company recorded a 1.9 million first quarter extraordinary loss for the early extinguishment of debt.

  During the first quarter, the Company sold a single tenant facility located in Glendora, California. The Company recorded a $2.6 million net gain on the sale of the facility. Net proceeds of $7.8 million from the sale were used to reduce the outstanding balance on the Company's secured credit facility.

  During the second quarter, the Company sold its AMC Theatre located in its Covina Town Square Shopping Center and its corporate office building in Manhattan Beach, California for total net proceeds of $10.5 million. The proceeds were used to reduce the outstanding balance on the credit facility. See additional discussion in Note 3 of the Notes to Consolidated Financial Statements.

  On July 21, 2000, the Company entered into an agreement with Kimco Realty Corporation to sell six properties for a purchase price of $160.6 million including the assumption of $68.3 million in debt. The properties are located in California, Washington, and Nevada. The sale, subject to due diligence and other closing conditions, is expected to close late in the third quarter of 2000. Proceeds from the sale, along with anticipated proceeds from certain refinancing transactions, combined with funds available under the credit facility will be used to repay the Company's convertible debentures that mature in January 2001.

Cash Flows

  Net cash provided by operating activity decreased by $15.2 million from $20.6 million for the six months ended June 30, 1999 to $5.4 million for the same period of 2000. The decrease resulted primarily from the additional working capital used by operations and from the sale of nine properties in the period from June 30, 1999 through June 30, 2000, as previously discussed.

  Net cash from investment activities was $28.3 million for the six months ended June 30, 2000 as compared to $19.8 million for the six months ended June 30, 1999. The increase was the result of the sale of three properties in 2000 compared to the sale of one property and purchase of two properties in 1999. Financing activities used cash of $32.9 million for the six months ended June 30, 2000 as compared to cash used by financing activities for the six months ended June 30, 1999 of $36.8 million.

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

  None

Item 5: Other Information

  None

Item 6: Exhibits and Reports on Form 8-K

  (a) Exhibits

    Exhibit 27 Financial Data Schedule

  (b) Reports on Form 8-K

  On May 4, 2000, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of March 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTER TRUST RETAIL PROPERTIES, INC.

                                                /s/ Stuart J.S. Gulland
                                          By: _________________________________
                                                   Stuart J.S. Gulland
                                                 Chief Operating Officer
                                              (Principal Financial Officer)

                                                  /s/ Edward A. Stokx
                                          By: _________________________________
                                                     Edward A. Stokx
                                            Senior Vice President of Finance
                                             (Principal Accounting Officer)

Dated: August 14, 2000