Form 10-Q
period 2000-09-30
CENTER TRUST INC
filed 2000-11-14
CIK 913292

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

  For the quarterly period ended September 30, 2000

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  As of November 14, 2000, 26,701,759 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               CENTER TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                             Page
                                                                             ----
 PART I     FINANCIAL INFORMATION
 Item 1.    Financial Statements
            Consolidated Balance Sheets as of September 30, 2000
             (unaudited) and December 31, 1999............................     3
            Consolidated Statements of Operations (unaudited) for the
             three and nine months ended September 30, 2000 and 1999......     4
            Consolidated Statements of Cash Flows (unaudited) for the nine
             months ended September 30, 2000 and 1999.....................     5
            Notes to Consolidated Financial Statements (unaudited)........     6
 Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................     8
 PART II    OTHER INFORMATION.............................................    14
 SIGNATURES................................................................   15

                               CENTER TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (unaudited)
                       ASSETS
                       ------
Rental properties...................................   $ 980,504    $1,030,689
Accumulated depreciation and amortization...........    (153,566)     (143,610)
                                                       ---------    ----------
Rental properties, net..............................     826,938       887,079
Cash and cash equivalents...........................      12,050         5,204
Tenant receivables, net.............................      14,969        12,267
Other receivables...................................       7,085         6,181
Restricted cash.....................................      26,467        20,577
Deferred charges, net...............................      20,946        20,966
Other assets........................................       2,277         3,305
                                                       ---------    ----------
  TOTAL.............................................   $ 910,732    $  955,579
                                                       =========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

LIABILITIES:
  Secured debt......................................   $ 484,207    $  524,468
  7 1/2% Convertible subordinated debentures........     128,548       128,548
  7 1/4% Exchangeable subordinated debentures.......      30,000        30,000
  Accrued dividends and distributions...............       5,991         9,963
  Accrued interest..................................       4,544         5,441
  Accounts payable and other accrued expenses.......       9,608         6,760
  Accrued construction costs........................         817         1,753
  Tenant security and other deposits................       4,632         5,948
                                                       ---------    ----------
    Total liabilities...............................     668,347       712,881
                                                       ---------    ----------
MINORITY INTERESTS:
  Operating Partnership (1,759,442 and 1,654,725
   units issued as of September 30, 2000 and
   December 31, 1999, respectively).................      14,529        14,091
  Other minority interests..........................       1,547         1,319
                                                       ---------    ----------
    Total minority interests........................      16,076        15,410
                                                       ---------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 26,701,759 26,647,968 shares issued
   and outstanding as of September 30, 2000 and
   December 31, 1999, respectively..................         266           266
  Additional paid-in capital........................     361,886       361,412
  Accumulated distributions and deficit.............    (135,843)     (134,390)
                                                       ---------    ----------
    Total stockholders' equity......................     226,309       227,288
                                                       ---------    ----------
  TOTAL.............................................   $ 910,732    $  955,579
                                                       =========    ==========


                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                            Three Months
                                           Ended September   Nine Months Ended
                                                 30,           September 30,
                                           ----------------  ------------------
                                            2000     1999      2000      1999
                                           -------  -------  --------  --------
REVENUES:
Rental revenues..........................  $24,540  $26,870  $ 74,201  $ 79,710
Expense reimbursements...................    7,579    8,065    23,004    24,054
Percentage rents.........................      428      532     1,422     1,541
Other income.............................    1,494    1,234     4,595     3,755
                                           -------  -------  --------  --------
    Total revenues.......................   34,041   36,701   103,222   109,060
                                           -------  -------  --------  --------
EXPENSES:
Interest.................................   14,993   13,938    44,693    40,544
Property Operating Costs:
  Common Area............................    4,943    5,722    15,215    16,565
  Property taxes.........................    3,241    3,476     9,915    10,781
  Leasehold rentals......................      369      438     1,094     1,285
  Marketing..............................      269      265       801       610
  Other operating........................      950    1,167     2,891     3,516
Depreciation and amortization............    6,444    6,263    19,227    18,387
General and administrative...............    1,577    2,404     4,208     5,365
                                           -------  -------  --------  --------
    Total expenses.......................   32,786   33,673    98,044    97,053
                                           -------  -------  --------  --------
Income from Operations before other
 items...................................    1,255    3,028     5,178    12,007
Net Gain (Loss) on the Sale of Rental
 Properties..............................    2,473     (214)   14,197    20,361
Minority Interests:
  Operating Partnership..................     (258)    (126)   (1,079)   (4,255)
  Other..................................      (79)     (78)     (229)     (223)
                                           -------  -------  --------  --------
INCOME BEFORE EXTRAORDINARY ITEM.........    3,391    2,610    18,067    27,890
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT..................     (589)    (857)   (2,453)   (4,905)
                                           -------  -------  --------  --------
NET INCOME...............................  $ 2,802  $ 1,753  $ 15,614  $ 22,985
                                           =======  =======  ========  ========
BASIC AND DILUTED INCOME PER SHARE:
Income before extraordinary item.........  $  0.13  $  0.10  $   0.68  $   1.09
Extraordinary loss on early
 extinguishment of debt..................    (0.02)   (0.03)    (0.09)    (0.19)
                                           -------  -------  --------  --------
Net Income...............................     0.11  $  0.07      0.59  $   0.90
                                           =======  =======  ========  ========
Weighted Average Basic and Diluted Shares
 Outstanding.............................   26,670   26,144    26,668    25,539
                                           =======  =======  ========  ========

                 See Notes to Consolidated Financial Statements

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         --------------------
                                                           2000       1999
                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................. $  15,614  $  22,985
Adjustment to reconcile net income to net cash Provided
 by operating activities:
  Depreciation and amortization of rental properties....    19,227     18,387
  Amortization of deferred financing costs..............     2,719      2,337
  Net gain on Sale of rental properties.................   (14,197)   (20,361)
  Extraordinary loss--early extinguishment of debt......     2,453      4,905
  Minority interests in operations......................     1,308      4,478
Net changes in operating assets and liabilities.........   (15,401)    (4,629)
                                                         ---------  ---------
    Net cash provided by operating activities...........    11,723     28,102
                                                         ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties...............................       --     (18,959)
Construction and development costs......................   (10,038)    (9,870)
Proceeds from sale of rental property...................    73,070     65,044
                                                         ---------  ---------
    Net cash provided by investing activities...........    63,032     36,215
                                                         ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage financing................    (3,352)    (2,990)
Proceeds from mortgages.................................    17,390    122,000
Repayment of mortgages..................................   (35,335)   (74,930)
Purchase of convertible debentures......................       --      (9,561)
Borrowings on secured line of credit....................   198,670    126,213
Repayment of secured line of credit.....................  (216,906)  (143,657)
Proceeds from sale of common stock......................       --      33,903
Purchase of common stock................................       --     (20,115)
Repurchase of OP Units..................................       --     (48,363)
Costs of obtaining financing............................       --      (1,476)
Increase in restricted cash.............................    (5,890)   (10,130)
Dividends to shareholders...............................   (20,792)   (27,316)
Distributions to minority interests.....................    (1,694)    (4,610)
                                                         ---------  ---------
    Net cash used in financing activities...............   (67,909)   (61,032)
                                                         ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............     6,846      3,285
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD.......     5,204      6,636
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD............. $  12,050  $   9,921
                                                         =========  =========

                 See Notes to Consolidated Financial Statements

                              CENTER TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis Of Presentation

  Center Trust, Inc., (the "Company"), a Maryland Corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of September 30, 2000, the Company owned 53 retail shopping centers (the "Properties") comprising 9.0 million square feet of total shopping center gross leasable area ("GLA").

  The accompanying financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting standards or principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

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

2. Secured Debt

  On March 31, 2000, the Company obtained a $200 million secured credit facility with GE Capital Real Estate. Borrowings under the credit facility are secured by deeds of trust on certain of the Company's assets. The credit facility bears interest at a rate of LIBOR plus 250 basis points. The credit facility has a two-year maturity with the ability to extend the term for an additional year. The new credit facility replaced the Company's previous credit facility which would have matured on December 31, 2000 and included a required pay-down to $85 million by June 30, 2000. In connection with the replacement of the old credit facility, the Company recorded an extraordinary loss on the early extinguishment of debt of $1.9 million.

3. Property Dispositions

  During the third quarter of 2000, the company completed the sale of two community centers to Kimco Income REIT. The two sales closed during the quarter were Vista Balboa, a 117,000 square foot shopping center located in San Diego, California and Charleston Plaza, a 234,000 square foot shopping center located in Las Vegas, Nevada. After the assumption of debt of approximately $14.7 million, net cash proceeds were approximately
$16.2 million, which were used to reduce the outstanding balance on the company's secured credit facility. In connection with the sales, the company recorded a gain on sale of $2.5 million and an extraordinary loss on the early extinguishment of debt of $0.6 million, related to the payment of certain prepayment penalties.

4. Per Share Data

  In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share ("EPS") is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on

                              CENTER TRUST, INC.

the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic and diluted EPS for the three month period ended September 30, 2000 and 1999 were 26,670,000 and 26,144,000, respectively. The weighted average number of shares of common stock used in the computation of basic and diluted EPS for the nine month period ended September 30, 2000 and 1999 were 26,668,000 and 25,539,000, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented is due entirely to the effect of outstanding options issued under the Company's Amended and Restated 1993 Stock Option and Incentive Plan and the Company's convertible and exchangeable debentures.

  On October 20, 2000, the Company paid a $0.21 dividend per share to shareholders of record as of October 2, 2000.

5. Subsequent Events

  Subsequent to September 30, 2000, the Company completed the sale of three community shopping centers to Kimco Income REIT under the previously announced contract. The assets sold included; Pavilions' Center, a 200,000 square foot center located in Federal Way, Washington; Montebello Town Center, a 250,000 square foot shopping center located in Montebello, California and Covina Town Square, a 360,000 square foot shopping center located in Covina, California. Net proceeds, after the assumption of approximately $23.7 million of debt and the repayment of approximately $35 million of debt, of approximately $18.2 million was used to reduce the outstanding balance on the Company's secured credit facility.

  In addition, subsequent to the end of the third quarter the Company also completed the sale of two of its freestanding Kmart locations. In connection with the sale, the Company repaid debt, with an interest rate of 11.45%, of approximately $6.8 million, excluding prepayment penalties of approximately $1.3 million. Net proceeds of approximately $0.6 million were used to reduce the outstanding balance on the Company's secured credit facility.

  On November 3, 2000, the Company repaid its $30 million of Exchangeable Debentures at par, pursuant to the Company's optional redemption rights. The debentures had a scheduled maturity of December 27, 2003. Under the terms of the debenture agreement, the debentures could have put to the Company as of December 27, 2000.

  In connection with the repayment, the Company entered into a loan with Sanwa Bank California secured by the El Camino North Shopping Center in Oceanside, California which property has been collateral for the Exchangeable Debentures. The Company borrowed approximately $25 million on a $38 million loan commitment. The balance of the commitment will be used to fund the redevelopment of the shopping center. The loan bears interest at LIBOR plus 250 basis points and has an initial term of 28 months with two twelve month extension options. The remaining proceeds necessary to repay the Exchangeable Debentures were funded through the Company's secured credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward Looking Statements

  The following discussion of financial condition and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. In particular, statements pertaining to our capital resources and liquidity, portfolio performance and results of operations contain forward-looking statements. Likewise, all our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described, or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "would," "seeks," "approximately," "intends," "plans," "pro forma" "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

  . our ability to successfully complete financings and asset dispositions in an amount sufficient to repay the Convertible Debentures;

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

Results of Operations

 Comparison of the three and nine month periods ended September 30, 2000 to the three and nine month periods ended September 30, 1999.

  Rental revenues decreased by $2.4 million to $24.5 million for the three months ended September 30, 2000 from $26.9 million for the same period ended September 30, 1999. The decrease is primarily due to the sale of two community retail centers, four single tenant assets and one freestanding theater subsequent to September 30, 1999.

  Rental revenues decreased by $5.5 million to $74.2 million for the nine months ended September 30, 2000 from $79.7 million for the nine months ended September 30, 1999. Approximately $5.3 million of the decrease is due to the sale of five community retail centers, six single tenant facilities and one free standing theater from the period January 1, 1999 through September 30, 2000.

   Property operating costs decreased by $1.3 million to $9.8 million for the three months ended September 30, 2000 from $11.1 million for the three-month period ended September 30, 1999. Property operating costs decreased by $2.9 million to $29.9 million for the nine months ended September 30, 2000 from $32.8 million for the nine months ended September 30, 1999. Substantially all of the decrease is a result of decreased property taxes and operating costs from the sale of the properties previously discussed. Partially offsetting the decrease was slightly higher operating costs at the Company's existing properties for both the three and nine periods ended September 30, 2000.

  Interest expense increased by $1.1 million to $15.0 million for the three-month period ended September 30, 2000 from $13.9 million for three-month period ended September 30, 1999. The increase is due to an increase in the effective interest rate on the Company's credit facility and higher fixed rate debt for the period ended September 30, 2000 partially offset by lower average debt outstanding of approximately $38 million on the same credit facility. The decrease in the average debt outstanding was primarily due to proceeds received from the sale of assets.

  Interest expense increased to $44.7 million for the nine months ended September 30, 2000 from $40.5 million for the nine months ended September 30, 1999. The increase resulted from higher effective interest rates partially offset by lower average debt outstanding in the period ended September 30, 2000 compared to the same period in 1999 for the reasons discussed above. See additional discussion in the following "Liquidity Sources and Requirements."

  General and administrative costs decreased by $0.8 million and $1.2 million for the three and nine month periods ended September 30, 2000, when compared to the same period of 1999, respectively. The decreases are primarily due to the Company's reorganization in the 4th quarter of 1999 to reduce its operating costs.

  Net income increased by $1.0 million to $2.8 million for the three-month period ended September 30, 2000 from $1.8 million for the same period ended September 30, 1999. The increase is primarily due the $2.5 million gain on the sale of two community centers in 2000 partially offset by lower income from operations due to the sale of properties previously discussed.

  Net income decreased by $7.4 million to $15.6 million for the nine months ended September 30, 2000 from $23.0 million for the nine months ended September 30, 1999. Included in net income for 2000 was a $2.5 million gain on the sale of two community centers, a $2.6 million net gain on the sale of a single tenant facility located in Glendora, California and a $9.1 million net gain on the sale of the AMC Theater located in Covina Town Square Shopping Center. Net income for 1999 included a $20.6 million gain resulting from the sale of the Sam's Club in Fountain Valley, California, a single tenant facility and The City Center, in San Francisco, California.

 Selected Property Financial Information

  Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                                  Nine Months
                                                                     Ended
                                                                 September 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Retail Properties (53 in 2000 and 59 in 1999):
     Regional Malls............................................ $13,405 $13,128
     Community Centers.........................................  56,443  58,454
     Single Tenants............................................   2,457   3,863
   Other income................................................   1,001     858
                                                                ------- -------
       Net Operating Income.................................... $73,306 $76,303
                                                                ======= =======

  The following summarizes the percentage of leased gross leasable area (GLA) (excluding non-owned GLA) as of:

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------- ------------
   Retail Properties (53 in 2000 and 56 in 1999):
     Community Centers.............................      94.7%        95.0%
     Regional Malls................................      92.7         90.9
     Single Tenants................................     100.0        100.0
     Aggregate Portfolio...........................      94.7         94.9

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

  The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                           Three Months
                                          Ended September  Nine Months Ended
                                                30,          September 30,
                                          ---------------- ------------------
                                           2000     1999     2000      1999
                                          -------  ------- --------  --------
FUNDS FROM OPERATIONS
Net income............................... $ 2,802  $ 1,753 $ 15,614  $ 22,985
Adjustments to reconcile net income to
 funds from operations:
  Depreciation and Amortization:
    Buildings and improvements...........   3,781    4,265   12,444    12,783
    Tenant improvements and allowances...   1,276    1,341    3,976     3,899
    Leasing costs........................   1,218      619    2,517     1,603
  Minority Interests.....................     167       41      797     4,005
  Extraordinary loss--early
   extinguishment of debt................     589      857    2,453     4,905
  (Gain) Loss on the Sale of Assets......  (2,473)     214  (14,197)  (20,361)
  Other..................................     461    1,498    1,278     2,134
                                          -------  ------- --------  --------
Funds from Operations, basic.............   7,821   10,588   24,882    31,953
Debenture interest expense...............   2,954    2,954    8,862     9,221
Amortization of debenture financing
 costs...................................     320      322      961       970
                                          -------  ------- --------  --------
Funds from operations, diluted........... $11,095  $13,864 $ 34,705  $ 42,144
                                          =======  ======= ========  ========

  Funds from operations, on a basic basis, decreased $7.1 million to $24.9 million for the nine months ended September 30, 2000, from $32.0 million for the same period in 1999. On a diluted basis, assuming conversion of the debentures and other common stock equivalents, funds from operations decreased $7.4 million to $34.7 million from $42.1 million. The decrease in funds from operations is principally a result of the reasons stated above under Results of Operations.

  Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of Center Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity Sources and Requirements

  The primary strategic focus of the Company during 2000 has been the repayment of the $128.5 million of Convertible Debentures maturing on January 15, 2001. To date, the Company has executed transactions that have created availability on its secured credit facility of approximately $65 million. The company is in the process of executing the following additional transactions that, if successfully completed, will create the remaining required availability to meet this maturity. No assurance can be given that these additional transactions will be successfully completed or that the Company will have sufficient liquidity to repay the Convertible Debentures.

  On March 31, 2000, the Company obtained a $200 million secured credit facility with GE Capital Real Estate. Borrowings under the credit facility are secured by deeds of trust on certain of the Company's assets. The credit facility expires in April, 2002 and the Company has the ability to extend the term for an additional year. The credit facility bears interest at a rate of LIBOR plus 250 basis points. As of September 30, 2000, the outstanding borrowings on the Credit Facility were $140 million. Borrowings on the new credit facility were used to pay down the remaining balance of the Company's previous credit facility, which would have matured on December 31, 2000. In connection with the repayment of this debt, the Company recorded a $1.9 million first quarter extraordinary loss for the early extinguishment of debt.

  On November 3, 2000, the Company repaid its $30 million of Exchangeable Debentures at par, pursuant to the Company's optional redemption rights. The debentures had a scheduled maturity of December 27, 2003. Under the terms of the debenture agreement, the debentures could have put to the Company as of December 27, 2000. In connection with the repayment, the Company entered into a loan with Sanwa Bank California secured by the El Camino North Shopping Center in Oceanside, California which property has been collateral for the Exchangeable Debentures. The Company borrowed approximately $25 million on a $38 loan commitment. The balance of the commitment will be used to fund the redevelopment of the shopping center. The loan bears interest at LIBOR plus 250 basis points and has an initial term of 28 months with two twelve month extension options. The proceeds necessary to repay the Exchangeable Debentures were funded through the Company's secured credit facility.

  During the third quarter of 2000, the Company completed the sale of two community centers to Kimco Income REIT. The two properties sold were Vista Balboa, a 117,000 square foot shopping center located in San Diego, California and Charleston Plaza, a 234,000 square foot shopping center located in Las Vegas, Nevada. In connection with the sales, the company recorded a gain on sale of $2.5 million and an extraordinary loss on the early extinguishment of debt of $0.6 million, related to the payment of certain prepayment penalties. Subsequent to September 30, 2000, the Company completed the sale of three community shopping centers to Kimco Income REIT under the previously announced contract. The three assets sold included; Pavilions' Center, a 200,000 square foot center located in Federal Way, Washington; Montebello Town Center, a 250,000 square foot shopping center located in Montebello, California and Covina Town Square, a 360,000 square foot shopping center located in Covina, California. Net proceeds from the sale of the five community centers, after the assumption of $38.4 million of debt and repayment of approximately $35 million of debt, was $34.4 million that was used to reduce the outstanding balance on the Company's secured credit facility. The Company currently anticipates closing the sale of the sixth and final community center to Kimco Income REIT and the sale of an additional community center to an unrelated buyer, shortly, subject to satisfaction of closing conditions. The sale of these two assets is expected to generate net cash proceeds of approximately $15 million.

  The company is in the process of completing three separate mortgages with one lender, each secured by a single asset, which the Company anticipates will close prior to the end of November 2000. Proceeds from these mortgages will be used to defease the existing cross-collateralized mortgage that is secured by these three assets and two additional assets. The balance of the outstanding debt on these five assets is approximately $54 million, including the cost of defeasance. The resulting two unencumbered assets will be added to the collateral base for the Company's secured credit facility as discussed below.

  The Company has a commitment from the lender on its existing secured credit facility that would result in a modification of the facility. The current availability on the facility is approximately $65 million. The Company intends to pledge certain unencumbered assets to the facility that will provide access to approximately $24 million of increased capacity. As part of the proposed modification, the maximum advance rate against the assets pledged to the facility will be increased from 70% to 78% of underwritten value. The increase in advance rate will give the Company access to approximately $23 million of additional capacity. The proposed modification to the facility is conditional upon the resolution of certain post-closing conditions and documentation, including consent of third parties and approval of rating agencies, which consent and approvals have not yet been obtained.

  To the extent that the Company utilizes the $23 million of capacity provided by the increase in the advance rate the applicable interest rate on the facility will increase. The interest rate on the facility increases from 250 basis points over LIBOR to 275 basis points over LIBOR to the extent the balance is greater than 70% but less than 75% of underwritten value. To the extent that the advance rate is greater than 75% of underwritten value but less than 78%, the interest rate increases to 300 basis points over LIBOR.

  The Company has identified and is marketing for sale certain shopping centers in accordance with its stated strategy of identifying assets for sale that have reached stabilized values. Proceeds generated from the sale of these assets will be used to reduce the balance drawn on the secured credit facility and for reinvestment in existing shopping centers or acquisition of new assets.

Cash Flows

  Net cash provided by operating activity decreased by $16.4 million from $28.1 million for the nine months ended September 30, 1999 to $11.7 million for the same period of 2000. The decrease resulted primarily from the additional working capital used by operations and from the sale of the twelve properties in the period from January 1, 1999 through September 30, 2000, as previously discussed.

  Net cash provided by investment activities was $63.0 million for the nine months ended September 30, 2000 as compared to net cash provided of $36.2 million for the nine months ended September 30, 1999. The decrease is primarily due to the acquisition of one unenclosed shopping center and one anchor tenant at an already owned community center in 1999. Proceeds from the sale of properties were consistent in the period ended September 30, 2000 when compared to the same period of 1999. Financing activities used cash of $67.9 million for the nine months ended September 30, 2000 as compared to cash used by financing activities for the nine months ended September 30, 1999 of $61.0 million.

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

  None

Item 5: Other Information

  None

Item 6: Exhibits and Reports on Form 8-K

  (a) Exhibits

    Exhibit 27 Financial Data Schedule

  (b) Reports on Form 8-K

  On August 9, 2000, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of June 30, 2000.

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

Dated: November 14, 2000