Form 10-K405
period 2000-12-31
CENTER TRUST INC
filed 2001-03-30
CIK 913292

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

   For the fiscal year ended December 31, 2000

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

                                NONE REGISTERED
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $55,540,973 (computed on the basis of $5.38 per share), which was the last sale price on the New York Stock Exchange on March 16, 2001.

   As of March 16, 2001, 26,721,226 shares of common stock, par value $.01 per share of Center Trust, Inc., were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Form 10-K incorporates by reference information from the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year ended December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item                                                                       Page
----                                                                       ----
1. BUSINESS..............................................................    1
2. PROPERTIES............................................................   10
3. LEGAL PROCEEDINGS.....................................................   22
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   22

                                    PART II

5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS..   23
6. SELECTED FINANCIAL DATA...............................................   24
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS.................................................   26
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........   33
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................   34
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE..................................................   55

                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................   56
11. EXECUTIVE COMPENSATION...............................................   56
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......   56
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................   56

                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....   57
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

   As of December 31, 2000, the Company owned a portfolio comprised of interests in 41 retail shopping centers (the "Properties"). The Company's ownership interest in the Properties is held through various partnership interests. The Company is the sole general partner of CT Operating Partnership, L.P., a California limited partnership (the "Operating Partnership" or "OP") and owns a 93.2% interest therein. Of the 41 Properties, 39 are owned directly by the Operating Partnership. Two of the Properties are owned by partnerships in which the OP has a general partner interest, including a 75% interest in Willowbrook Center Partnership and a 34% effective interest in Vermont Slauson Shopping Center, LTD each of which own one asset. For purposes of securing various mortgages, the OP has created a series of single-purpose entities. Of the 39 properties owned by the OP, ownership of 14 of these properties is held in 11 separate wholly-owned single-purpose entities.

   The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

   During the year 2000, the Company sold 16 properties, including 12 community shopping centers, three single tenant facilities and a freestanding theater. The net proceeds from these sales were used to reduce the amount outstanding under the Company's secured line of credit. In November 2000, the Company repaid, in full, its 7 1/4% Exchangeable Subordinated Debentures and in January 2001, the Company repaid, in full, its 7 1/2% Convertible Subordinated Debentures. See additional discussion under "Item 2--Properties" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity Sources and Requirements."

   On June 1, 1997 the Company entered into a Stock Purchase Agreement (the "Agreement") with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC (together "LFREI"). Pursuant to the Agreement, LFREI purchased 15,666,666 shares of common stock of the Company at a price of $15.00 per share, for an aggregate purchase price of $235 million. As of December 31, 2000, LFREI owned 58.6% of the outstanding common stock of the Company.

   Subject to certain restrictions, in the event that the Company issues or sells shares of capital stock for cash, LFREI will be entitled to purchase or subscribe for, either as part of such issuance or in a concurrent issuance, that portion of the total number of shares to be issued equal to LFREI's proportionate holdings of common stock of the Company prior to such issuance (but not to exceed 37.5% of the offering).

   For a period of five years from August 14, 1997 (the "Standstill Period") and for any additional standstill extension term, LFREI and its affiliates have agreed, pursuant to a Stockholders Agreement with the Company, not to (i) purchase or acquire beneficial ownership of more than 49.9% of the outstanding shares of common stock of the Company (subject to certain exceptions), on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of common stock of the Company except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock), or (iii) vote its shares in such fashion. As used herein, the term "Adjusted Fully Diluted Basis" shall mean on a diluted basis, except that shares of common stock of the Company issuable upon exercise of options granted under management benefit plans shall not be included. In addition, during the Standstill Period, LFREI and its affiliates have agreed to vote all shares of Company common stock owned by them that represent aggregate ownership in excess of 40% of the outstanding shares of Company common stock either (i) in accordance with the recommendation of our board of directors or
(ii) proportionally in accordance with the votes of the other holders of Company common stock. Since as of December 31, 2000, as a result of stock repurchases and other transactions by the Company, LFREI owned 54.5% of the common stock of the Company on an Adjusted Fully Diluted Basis, under the terms of the Stockholders Agreement, LFREI's right to freely vote its common stock at its discretion was limited to 73.4% of its total holdings. LFREI and its affiliates must vote the remainder of their holdings either (i) in accordance with the recommendation of our board of directors or (ii) proportionally in accordance with the votes of the other holders of Company common stock. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of common stock of the Company upon exercise of management stock options), then LFREI would be allowed to acquire additional shares of common stock of the Company, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company's board of directors. Although LFREI will not be able to take action on behalf of the Company without the concurrence of at least one of the other members of the Company's board of directors, they may be able to exert substantial influence over the Company's affairs. On March 26, 2001, the Company announced that it had granted LFREI a limited waiver of certain other restrictions that were to run for the Standstill Period. The effect of the waiver is to permit, under the control of the board of directors, LFREI to initiate and engage in discussions with third parties concerning certain change of control-type transactions involving the Company. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

   The Company, through the Operating Partnership, employs a staff of 100 full-time real estate professionals with extensive experience, knowledge of local markets and an established track record with national, regional and local retailers. The Company believes that the expertise and relationships developed by these professionals enhance the Company's ability to attract and retain high quality tenants.

Risk Factors

   Our success depends on many of the following factors that could cause actual results and future events to differ materially from those included in this report. We caution you, however, that any list of risk factors may not be exhaustive.

More than half of our properties depend upon the Southern California economy.

   More than half of our properties are located in Southern California. As of December 31, 2000, these properties represented approximately 58% of the aggregate square footage of all our properties. Concentrating our properties in a single geographic region may expose us to greater economic risks than if our portfolio of properties were more geographically diversified. Any adverse economic or real estate developments in the Southern California region could adversely impact our financial condition, results from operations, cash flow, the quoted per share trading price of our common stock and our ability to pay distributions to you.

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

   Like many owners of real estate, the Company relies on borrowings to assist it in acquiring, developing and holding its Properties. We have a $193 million secured line of credit (the "Credit Facility") and in addition, most of our properties are encumbered by deeds of trust or mortgages to various lenders. As of March 29, 2001, we had outstanding, $158 million under our Credit Facility and $252.2 million under various secured mortgages. Subsequent to December 31, 2000, the maximum availability under the Credit Facility was reduced from $193 million to $170 million.

   Neither our charter nor our bylaws limits the amount of indebtedness we may incur. Although financial covenants contained in our Credit Facility and in our stockholders agreement with LFREI limit the amount of additional indebtedness we may incur, those covenants currently would permit us to incur substantial additional indebtedness. We have utilized the Credit Facility to pay off our existing debentures and may use it to fund the acquisition of additional properties, the redevelopment of assets and for other general corporate purposes. The Credit Facility is secured by certain of our Properties and requires that we comply with a number of financial covenants. We are also obligated by other indebtedness secured by individual Properties.

Our level of debt and the limitations imposed on us by our debt agreements may have important consequences, including the following:

  . our cash flow may be insufficient to meet required principal and interest payments;

  . we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

  . we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

  . we may default on our obligations and the lenders or mortgages may foreclose on our properties that secure their loans and receive an assignment of rents and leases; and

  . our default under one mortgage loan with cross default provisions could result in a default on other indebtedness.

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

   We believe that we are organized and have operated in a manner which would allow us to qualify as a real estate investment trust under the Internal Revenue Code beginning with our taxable year ended December 31, 1993, and we intend to continue to operate in such a manner. No assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify as a REIT or to remain so qualified.

   If we qualify for taxation as a REIT, we will generally not be required to pay federal corporate income taxes on the portion of our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will be required to pay federal income tax under certain circumstances.

   Qualification as a real estate investment trust requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a real estate investment trust, at least 95% of our gross income in any year must be derived from qualifying sources, we must pay dividends to stockholders aggregating annually at least 95% of our real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and we must satisfy specified asset tests on a quarterly basis. Pursuant to recently enacted legislation, the 95% distribution requirement discussed above was reduced to 90%, effective for taxable years beginning after December 31, 2000. These provisions and the applicable Treasury Regulations are more complicated in our case because we hold our assets through a partnership. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a real estate investment trust.

   If we fail to qualify as a REIT in any taxable year, we will be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we would be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which we lost qualification. If we lose our real estate investment trust status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders. Even if we qualify as a real estate investment trust, we will be required to pay certain federal, state and local taxes on our income and property.

Our largest stockholder, LFREI, may be able to exert substantial influence over the Company's affairs.

   As of December 31, 2000, LFREI owned 58.6% of the outstanding common stock of the Company (54.5% on an Adjusted Fully Diluted Basis). In addition, LFREI has the right to nominate up to four members to the Company's board of directors. Although certain standstill provisions contained in a stockholders agreement between LFREI and the Company preclude LFREI from increasing its percentage interest in the Company until at least August 14, 2002 (subject to certain exceptions), and LFREI is subject to certain limitations on its voting rights with respect to its shares of our common stock during that time, LFREI nonetheless has a substantial influence over the affairs of the Company as a result of its stock ownership and board representation, including the effective ability to block any combination transaction with a third party. This concentration of ownership in one stockholder could be disadvantageous to other stockholders' interests.

   In addition, if the standstill period discussed above or any extension of that period terminates, LFREI could be in a position to control the election of the Company's board of directors or the outcome of any corporate transaction or other matter submitted to the stockholders for approval.

Our operations could be negatively affected if we lost key management personnel.

   Our executive officers have substantial experience in owning, operating, managing, acquiring and developing shopping centers. We believe that our success will depend in large part upon the efforts of these executives. We have entered into employment agreements with certain of our executive officers that provide for their continued employment with us and contain certain non-compete provisions. However, there can be no guarantee that these executive officers will remain employed by us, notwithstanding their potential liability for damages to us if they should terminate their employment. The loss of key management personnel could have a negative impact on our operations.

Our ability to generate revenues and pay distributions to our stockholders is affected by the risks inherent in owning real property investments.

   Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If our properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, results of operations and our ability to make distributions to you may be adversely affected. The performance of the economy in each of the areas in which our properties are located affects occupancy, market rental and occupancy rates and expenses, and consequently, has an impact on the revenues from our properties and their underlying values.

   Revenues from our properties may be further adversely affected by, among other things:

  .  the general economic climate;

  . local economic conditions where the properties are located, such as oversupply of space or a reduction in demand for rental space;

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

   Most of the leases of our retail properties, as is common with many multi-tenant shopping centers, provide for tenants to reimburse us for a portion (frequently based upon the portion of total retail space in the property that is occupied by the tenant) of the common area maintenance, real estate taxes, insurance and other operating expenses of the property. To the extent that a property has vacant leaseable space, not only will we be deprived of the base rent that we would receive if the vacant space were occupied, but we will have to bear the unreimbursed expense applicable to such vacant space. If a property is mortgaged to secure payment of indebtedness and if we were unable to meet our mortgage payments, a loss could be sustained as a result of foreclosure on the property or the exercise of other remedies by the mortgagee. Likewise, if a property suffers sustained reductions in revenues, we may sustain a write-down of the asset value and a related charge to earnings.

We could incur significant costs related to environmental problems.

   Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances released on our properties. These laws could impose liability without regard to whether we are responsible for, or even knew of, the presence of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. For instance, third parties may seek recovery from us for personal injuries associated with asbestos-containing materials and other hazardous or toxic substances if found on our properties. Moreover, the presence of these substances on our properties may hinder our ability to rent or sell our properties, or to borrow using such properties as collateral. Various laws also impose liability on persons who arrange for the disposal or treatment of such hazardous or toxic substances for the cost of removal or remediation of hazardous substances at a disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As an owner and operator of our properties, we may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

   Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with the present requirements under the Americans with Disabilities Act, we may incur additional costs of complying with the Americans with Disabilities Act in the future. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the act or other legislation.

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

   Two sets of constructive ownership rules apply in determining whether these requirements are met. These constructive ownership rules determine whether we are closely held and whether the rent we receive is from a related party tenant. Accordingly, for the purpose of preserving our REIT qualification, our charter prohibits actual or constructive ownership of more than 9.8% (in value or number of shares whichever is more restrictive) of outstanding common stock by any person. The constructive ownership rules are complex and may cause common stock owned actually or constructively by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of outstanding common stock, or the acquisition of an interest in an entity which owns common stock, by an individual or entity could cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of the outstanding common stock, and thus subject that common stock to the ownership limit.

Our charter and the Maryland General Corporation Law contain provisions that may prevent a change of control transaction.

   Certain provision of the Maryland General Corporation Law and our charter and bylaws could have the effect of delaying, deferring or preventing a change in control of the Company or the removal of existing management and, as a result, could prevent you from being paid a premium for your common stock over then-prevailing market prices.

   Ownership Limit. The ownership limit set forth in our charter may have the effect of precluding acquisition of control of the Company by a third party without consent of our board of directors even when a change in control is in your interest.

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

   Control Shares. The Maryland General Corporation Law provides certain restrictions upon the voting rights of "control shares" in a Maryland corporation. Control shares are voting shares of stock which, if aggregated with all other such shares of stock previously acquired by the holder thereof, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of power:

  .  one-fifth or more but less than one-third

  .  one-third or more but less than a majority, or

  .  a majority of all voting power.

   The Maryland General Corporation Law provides that control shares have no voting rights except to the extent approved by an affirmative vote of two-thirds of the outstanding shares entitled to vote on the matter, excluding shares held by the acquirer or by officers and directors who are also employees. A control share acquisition means the acquisition of control shares, subject to certain exceptions. Pursuant to the statute, our bylaws exempt control share acquisitions involving our executives and certain of their associates and affiliates and, consequently, the prohibition on voting control shares will not apply to those persons.

   Business Combinations. Under the Maryland General Corporation Law, certain business combinations between a Maryland corporation and any person or affiliate thereof which is the beneficial owner of 10% or more of the voting power of the corporation's shares are prohibited for five years after the most recent date on which the 10% owner became a 10% owner. Thereafter, any such business combination must be approved by the affirmative vote of at least:

  . 80% of the votes entitled to be cast by holders of our outstanding voting shares; and

  . two-thirds of the votes entitled to be cast by holders of outstanding voting shares held by persons other than the 10% owner with whom the business combination is to be effected, subject to certain exceptions.

   Pursuant to the Maryland statute, we have exempted any business combinations involving our executive officers and certain of their associates and affiliates, and, consequently, the five-year prohibition and the super-majority vote requirement will not apply to business combinations between us and those persons.

We may change our investment and financing policies without stockholder approval.

   Our board of directors determines both our and the operating partnership's investment and financing policies and policies with respect to certain other activities, including growth, capitalization, distributions and operations. Although the board of directors has no present intention to amend or revise these policies, the board of directors may do so at any time without a vote of our stockholders.

Tax consequences may impact our ability to sell or refinance properties.

   We are not required to distribute our net capital gains to stockholders in order to retain our qualification as a REIT. However, we would be required to pay federal income tax and, in certain cases, federal excise tax on our undistributed net capital gains. Accordingly, as the managing general partner of the operating partnership, we will be required to take reasonable efforts, as determined by us in our sole discretion, to cause the operating partnership to distribute sufficient amounts to enable the payment of distributions by us to avoid any federal income or excise tax at the company level as a consequence of such sale. This requirement may impact our ability to dispose of properties in our portfolio.

Our ability to make decisions concerning the operation or disposition of our partially-owned properties may be restricted.

   We are only partial owners of two of our properties held through the Operating Partnership. The Operating Partnership owns a 75% managing general partnership interest in the partnership that owns Kenneth Hahn Plaza and an 85% managing general partnership interest in Haagen-Central Partnership, the general partnership which is the managing general partner of, and holds a 40% interest in, the partnership that owns Vermont-Slauson Shopping Center. Therefore, the Operating Partnership holds the equivalent of a 34% interest in Vermont-Slauson Shopping Center. Together, the Operating Partnership's interests in Kenneth Hahn Plaza and Vermont-Slauson Shopping Center are referred to as the "Partially-Owned Properties."

   The Operating Partnership is the managing general partner of each of these partnerships, with control over their day-to-day operations. We may have certain fiduciary responsibilities to our outside partners which we will need to consider when making decisions relating to these partially-owned properties. The consent of our outside partners may be required for a sale, transfer or encumbrance of the Partially-Owned Properties. In addition, the sale, transfer, assignment or pledge of partnership interest in the partnerships which own the Partially-Owned Properties require the prior written consent of the other partners or are subject to certain rights of first refusal. These limitations may result in decisions by third parties with respect to these properties that do not fully reflect our interest.

We may issue additional shares of capital stock without stockholder approval which may dilute your investment.

   We may issue shares of our common stock, preferred stock or other equity or debt securities without stockholder approval. The future issuance of capital stock may dilute an existing stockholder's investment.

Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could result in decreased market prices for our common stock.

   We cannot predict whether future issuances of shares of our common stock or the availability of shares for future sale will result in decreasing the market price of the common stock. As of March 29, 2001, 26,721,226 shares of our common stock were issued and outstanding and we had reserved for future issuance the following shares of common stock:

  . 2,015,692 shares issuable upon the exchange of common units issued in connection with our formation and in connection with the acquisition of properties;

  . 1,327,097 shares issuable upon exercise of options we have granted under our Second Amended and Restated 1993 Stock Option and Incentive Plan; and

  . 441,944 additional shares issuable under our Second Amended and Restated 1993 Stock Option and Incentive Plan.

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

   Distributions to you will be based principally on cash available for distribution from the properties in our portfolio. Increase in base rent and percentage rent under the leases of our properties or the payment of rent in connection with future acquisitions will increase our cash available for distribution. However, in the event of default or a lease termination by a lessee, there could be a decrease or cessation of rental payment. In addition, the amount available to make distributions may decrease if properties acquired in the future yield lower than expected cash available for distribution. If we incur additional indebtedness in the future, we will require additional funds to service such indebtedness. Further, as capital needs change, the board of directors may elect to reduce the size of the distribution. As a result, amounts available to make distributions may decrease. Distributions will also be dependent upon a number of other factors, including:

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

   To obtain the favorable tax treatment associated with REITs, we generally will be required to distribute to our stockholders at least 95% of our net taxable income each year (90% for taxable years beginning after December 31, 2000). In addition, we will be required to pay a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and undistributed income from prior years.

   We intend to make distributions to our stockholders to comply with the 95% distribution requirements of the Internal Revenue Code (90% for taxable years beginning after December 31, 2000) and to avoid the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if the prevailing market conditions are not favorable for these borrowings.

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

   Equity real estate investments are generally illiquid which limits our ability to sell our Properties quickly in response to changes in economic or other conditions or meet certain of its strategic objectives of disposing of certain non-strategic assets. In addition, the Internal Revenue Code places certain limits or prohibitive taxes on REITs that may limit our ability to sell certain properties. These restrictions on our ability to sell our Properties could have an adverse effect on our financial position and our ability to make distributions to you.

We face significant competition that may decrease the occupancy and rental rates of our properties.

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

   Additionally, we may be competing for investment opportunities with entities that have substantially greater financial resources than us. These entities may generally be able to accept more risk than the Company can prudently manage.

Item 2. Properties

   As of December 31, 2000, the Company's Properties consisted of 35 community shopping centers, two regional malls and four single tenant facilities, containing in the aggregate approximately 8.8 million square feet of total shopping center gross leaseable area ("GLA"). Approximately 7.1 million square feet of GLA is owned by the Company, and the balance is owned by certain anchor retailers. The Company has focused its efforts on four key markets, which include the Pacific Northwest, Northern and Southern California, and the Southwest. Of the 35 community centers which comprise the core asset group of the Company, seven are located in the Pacific Northwest, seven in Northern California, 16 in Southern California and five in the Southwest. The two regional malls are located in Southern California. One of the single tenant assets is in Southern California, two are in Northern California and one is located in the Southwest.

   The Company's community shopping centers range in size from approximately 14,000 square feet of total GLA to approximately 418,000 square feet of total GLA. The Company's regional malls range in size from approximately 820,000 square feet of GLA to approximately 1,248,000 square feet of GLA. The Company's single tenant facilities range in size from approximately 86,000 square feet of total GLA to approximately 111,000 square feet of total GLA.

   The Properties are designed to attract local and regional area customers and are typically anchored by one or more nationally- or regionally-known retailers. Depending on the market focus of a specific Property, major retailers at a Property may include value-oriented discount stores, supermarkets, membership warehouses, traditional department stores, fashion-oriented department stores, shops or well-known specialty retailers. Several of the Properties contain an entertainment component such as a theater multiplex. Anchor leases are typically for initial terms of 10 to 35 years, with one or more renewal options available to the lessee upon expiration of the initial term. By contrast, smaller shop leases are typically for 5- to 10-year terms. The longer term of the anchor leases helps to protect the Company against significant vacancies and to insure the presence of anchor retailers who draw consumers to the Company's centers. The shorter term of the smaller shop leases allows the Company to adjust rental rates for non-anchor store space on a regular basis and upgrade the overall tenant mix. Anchor leases are generally for lower base rents per square foot than leases for smaller shop tenants. The lower base rents paid by anchor retailers may be offset, in part, through periodic escalations and/or the payment of percentage rents. Certain anchor retailers at some of the Properties occupy space not owned by the Company and therefore do not pay base rent to the Company.

   During 2000, the Company identified and sold certain shopping centers in accordance with its stated strategy of identifying assets for sale that have reached stabilized values. The assets sold during the year include
12 community shopping centers, three single tenant facilities and a freestanding theater. The 2000 sales consisted of the following:

                                                                Company
                                                                 Owned  Percent
  Date Sold           Property Name              Location         GLA   Leased
  ---------           -------------              --------       ------- -------
March 29, 2000  Homebase, Glendora         Glendora, CA         107,165  100.0
April 17, 2000  Covina AMC                 Covina, CA            95,150  100.0
September 21,
 2000           Vista Balboa               San Diego, CA        117,410  100.0
September 28,
 2000           Charleston Plaza           Las Vegas, NV        234,496   98.7
October 13,
 2000           Pavilion's Centre          Federal Way, WA      200,209  100.0
October 13,
 2000           Covina Town Square         Covina, CA           359,611   94.8
October 17,
 2000           Kmart--Banning             Banning, CA           86,479  100.0
October 17,
 2000           Kmart--El Centro           El Centro, CA         86,479  100.0
October 27,
 2000           Montebello Town Square     Montebello, CA       250,438   97.9
November 15,
 2000           Pomona Gateway Center      Pomona, CA           103,905  100.0
November 22,
 2000           Torrance Promenade         Torrance, CA         266,907   99.8
December 13,
 2000           Pacific Linen Plaza        Lynnwood, WA          69,432  100.0
December 14,
 2000           Fairwood Shopping Center   Renton, WA           208,265   96.1
December 14,
 2000           Covington Square           Covington, WA        150,163   88.5
December 14,
 2000           San Fernando Mission Plaza San Fernando, CA      67,192  100.0
December 29,
 2000           Huntington Center          Huntington Beach, CA 110,244  100.0

   Gross proceeds from the sales were approximately $271.2 million. The combined book gain on the sale of assets recognized during the year was $21.2 million. The Company also recorded an extraordinary loss on the early extinguishment of debt of $17.5 million related to the payment of certain prepayment penalties, the write-off unamortized deferred financing costs and costs related to the defeasance of a loan with Nomura Asset Capital Corporation. The defeasance gave the Company the financial flexibility to secure single asset non cross-collateralized mortgages while freeing up San Fernando Mission Plaza from the cross-collateralized mortgage pool in order to facilitate the sale. Net proceeds, after repayment and assumption of debt, from the sales were used to reduce the outstanding balance of the Credit Facility.

   In June, 2000, the Company completed a sale-leaseback transaction on its corporate office building in Manhattan Beach, California. The sale of the office building generated approximately $5 million of cash, which was used to reduce the outstanding balance on the Credit Facility. The Company entered into a long-term lease with the buyer of the property.

   Thirty-four of the Properties are owned by the Company in fee and seven are held by the Company under long-term ground leases. Included in the long-term ground leases are the Partially-Owned Properties, Kenneth Hahn Plaza and Vermont-Slauson Shopping Center, discussed below.

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

   The tables below provide information regarding the physical descriptions of the Properties, the tenants and the debt secured by the Properties.

Description of Properties

   The following table sets forth the physical description and anchor tenant information with respect to the Properties as of December 31, 2000.

                             Year of                              Total
                           Construction                         Shopping
                             (or Most      Ownership     Land    Center     Company
                              Recent       Interest      Area      GLA     Owned GLA
                           Renovation)  (Expiration)(1) (Acres) (Sq. Ft.)  (Sq. Ft.)      Anchor or Principal Tenants
                           ------------ --------------- ------- ---------  --------- -------------------------------------
COMMUNITY SHOPPING
 CENTERS
Pacific Northwest
Frontier Village Shopping
 Center..................      1993           Fee         15.7    153,320    153,320 Safeway, Bartell Drugs
 Lake Stevens, WA
Gresham Town Fair........      1988           Fee         25.6    264,649    264,649 Ross Stores, Emporium, GI Joe's,
 Gresham, OR                                                                         Craft Warehouse
The Medford Center.......     (1998)          Fee         30.1    411,240    326,494 Cinemark Theatres, Sears, Payless(2),
 Medford, OR                                                                         Safeway(2), Circuit City, 24 Hour
                                                                                     Fitness
Ross Center..............      1987           Fee         10.0    134,485    134,485 Ross Stores, Michaels, Pier 1 Imports
 Portland, OR
Silverdale Shopping            1990           Fee          6.0     67,287     67,287 Ross Stores
 Center..................
 Silverdale, WA
Vancouver Park Place.....      1987           Fee          6.4     77,944     77,944 T.J. Maxx, Pier 1 Imports
 Vancouver, WA
Westgate North Shopping
 Center(4)...............      1980           Fee         13.3    106,362    104,021 Quality Food Centers
 Tacoma, WA
                                                         -----  ---------  ---------
  Subtotal Pacific
   Northwest.............                                107.1  1,215,287  1,128,200
                                                         -----  ---------  ---------
Northern and Central
 California
Bakersfield Shopping
 Center .................      1978           Fee          9.3     14,115     14,115
 Bakersfield, CA
Madera Marketplace(4)....      1992           Fee         14.5    294,059    168,596 Wal-Mart(2), Pak-N-Sav
 Madera, CA
Marshall's Plaza.........      1989           Fee          5.0     86,200     79,000 Marshall's
 Modesto, CA
Mineral King Plaza.......      1983           Fee         10.9    115,336     39,060 Vons(2), Longs Drugs(2)
 Visalia, CA
Rheem Valley.............      1990           Fee         18.4    153,999    153,999 T.J. Maxx, Longs Drugs
 Moraga, CA
Rosedale Village Shopping
 Center..................      1991           Fee         10.6    217,026    127,547 Savemart, Payless Drugs, Kmart(2)
 Bakersfield, CA
Southpointe Plaza........      1982           Fee         18.0    193,063    189,063 Big 5 Sporting Goods
 Sacramento, CA
                                                         -----  ---------  ---------
  Subtotal Northern &
   Central California....                                 86.7  1,073,798    771,380
                                                         -----  ---------  ---------

                                                                    (continued)

                            Year of                              Total
                          Construction                         Shopping
                            (or Most      Ownership     Land    Center     Company
                             Recent       Interest      Area      GLA     Owned GLA
                          Renovation)  (Expiration)(1) (Acres) (Sq. Ft.)  (Sq. Ft.)      Anchor or Principal Tenants
                          ------------ --------------- ------- ---------  --------- --------------------------------------
Southern California
Center of El Centro(4)..      1980           Fee         17.0    178,889    178,889 Sears, Mervyn's
 El Centro, CA
Country Fair Shopping         1992           Fee         17.3    211,750    168,310 Albertson's(2), PETsMART, Rite-Aid,
 Center.................                                                            Staples, T.J. Maxx
 Chino, CA
Date Palm Center........      1987           Fee         11.8    117,362    117,362 Sam's Club (Wal-Mart)
 Cathedral City, CA
El Camino North.........      1982           Fee         54.0    418,093    291,593 Mervyn's(2), Toys "R' Us(2), Ross
 Oceanside, CA                                                                      Stores, Steinmart, Petco(2)
Fire Mountain Center....      1987       Fee/Ground       9.4     92,378     92,378 Strouds, Lamps Plus, Trader Joe's,
 Oceanside, CA                              Lease                                   Bookstar
                                           (2048)
Fullerton Town Center...      1987           Fee         21.7    411,527    264,647 Costco(2), AMC Theatres,
 Fullerton, CA                                                                      Toys R' Us, Office Depot

Gardena Gateway Center..      1990           Fee          9.7     65,987     65,987 Marukai (Rite-Aid), TAWA
 Gardena, CA
Kenneth Hahn Plaza......      1987         Ground        14.5    165,047    165,047 Food 4 Less, Pic'N Save, Rite-Aid,
 Los Angeles, CA                            Lease                                   Super Trac Auto
                                            (2052)
La Verne Towne Center...      1986           Fee         19.1    231,143    231,143 Target, Top Valu (Albertson's)
 La Verne, CA
Lakewood Plaza..........     (1989)        Ground        11.1    113,511    113,511 Stater Bros (Albertson's),
 Bellflower, CA                             Lease                                   Staples
                                            (2032)
Loma Square.............      1980           Fee         15.8    210,704    210,704 T.J. Maxx, Circuit City, Sav-on Drugs,
 San Diego, CA                                                                      Super Crown, Staples
Mountain Square Shopping
 Center.................      1988           Fee         15.8    273,189    273,189 Home Depot, Staples, Pavilions,
 Upland, CA                                                                         Factory 2U
North County Plaza......      1987           Fee         16.9    153,325    153,325 Marshall's, Michael's, Kids'R'Us
 Carlsbad, CA
Parkway Place...........     (1989)        Ground         9.7    120,425    120,425 Albertson's, Office Depot
 Escondido, CA                              Lease
                                            (2037)
Vermont-Slauson Shopping
 Center.................      1981         Ground        10.3    169,744    169,744 Ralphs, Kmart, Sav-on Drugs
Los Angeles, CA                             Lease
                                            (2070)
Vineyards Marketplace...      1991           Fee          6.7    106,749     56,019 Albertson's(2), Sav-on Drugs
 Rancho Cucamonga, CA
                                                        -----  ---------  ---------
  Subtotal Southern
   California...........                                260.8  3,039,823  2,672,273
                                                        -----  ---------  ---------

                                                                     (continued)

                            Year of                              Total
                          Construction                         Shopping
                            (or Most      Ownership     Land    Center     Company
                             Recent       Interest      Area      GLA     Owned GLA
                          Renovation)  (Expiration)(1) (Acres) (Sq. Ft.)  (Sq. Ft.)       Anchor or Principal Tenants
                          ------------ --------------- ------- ---------  --------- ----------------------------------------
Southwest
Kyrene Village Shopping
 Center.................      1987           Fee         14.4    162,074    162,074 Basha's, Kyrene Lanes, Audio Express
 Chandler, AZ
North Mountain Village..      1985           Fee         15.0    147,510     94,379 Fry's Food & Drug(2), T.J. Maxx,
 Phoenix, AZ                                                                        Greenbacks
Randolph Plaza..........      1999           Fee         17.3    192,685    180,382 Fry's Food & Drug, Walgreen's,
 Tucson, AZ                                                                         MacFrugal's
Southern Palms Center...      1980           Fee         26.1    251,663    251,663 Food 4 Less, Staples, Coomers Craft Mall
 Tempe, AZ
Sunrise Place Center....     (1992)          Fee          8.5    136,919    136,919 Smith's Food & Drug
 Tucson, AZ
                                                        -----  ---------  ---------
  Subtotal Southwest....                                 81.3    890,851    825,417
                                                        -----  ---------  ---------
TOTAL COMMUNITY SHOPPING CENTERS.....................   535.9  6,219,759  5,397,270
                                                        -----  ---------  ---------
REGIONAL MALLS
Baldwin Hills Crenshaw
 Plaza..................      1988           Fee         42.0    819,704    509,704 Sears(2), Robinsons-May(2), Wal-Mart(3),
 Los Angeles, CA                                                                    Albertson's, T.J. Maxx, Sony/Magic
                                                                                    Johnson Theaters
Media City Center.......      1992         Ground        37.1  1,248,015    818,405 Macy's, IKEA(2), Sears(2), Mervyn's(2),
 Burbank, CA                                Lease                                   AMC Theatres, Sport Chalet, CompUSA,
                                            (2078)                                  Barnes & Noble, Virgin Megastore
                                                        -----  ---------  ---------
TOTAL REGIONAL MALLS.................................    79.1  2,067,719  1,328,109
                                                        -----  ---------  ---------
SINGLE TENANT FACILITIES
Kmart...................      1990           Fee          8.7    104,204    104,204 Kmart
 Phoenix, AZ
Kmart(4)................      1990           Fee          6.2     86,479     86,479 Kmart
 Madera, CA
Kmart...................      1990           Fee          8.3     86,479     86,479 Kmart
 Rocklin, CA
Sam's Club..............     (1988)        Ground         9.8    114,722    114,722 Sam's Club (Wal-Mart)
 Downey, CA                                 Lease
                                           (2009)
                                                        -----  ---------  ---------
TOTAL SINGLE TENANT FACILITIES.......................    33.0    391,884    391,884
                                                        -----  ---------  ---------
TOTAL ALL PROPERTIES.................................   648.0  8,679,362  7,117,263
                                                        =====  =========  =========

-------
(1) The date indicated is the expiration date of any ground lease after giving effect to all renewal periods.

(2) Anchor space non-owned by Company.

(3) Anchor tenant under construction.

(4) Sold subsequent to December 31, 2000.

Property Performance Summary

   The following table sets forth, on a property-by-property basis, the GLA leased to anchor tenants, pad tenants and shop tenants, as of December 31, 2000:

                                                           GLA to
                          Total Leased GLA                   be    Company
                              (sq. ft.)          Available Built  Owned GLA            Annualized   Average    Annual
                     ---------------------------    GLA     (sq.    (sq.    Percentage    Base     Base Rent Percentage
   Property Name     Anchor(1) Pad(2)   Shop(3)  (sq. ft.)  ft.)   ft.)(4)  Leased(4)    Rent(5)    psf(6)    Rent(7)
   -------------     --------- ------- --------- --------- ------ --------- ---------- ----------- --------- ----------
COMMUNITY SHOPPING
 CENTERS
Pacific Northwest
Frontier Village
 Shopping Center...     68,473  20,449    49,999   14,399     --    153,320    90.6    $ 1,422,606  $10.24   $  143,481
Gresham Town Fair..    159,282  26,587    66,095   12,685     --    264,649    95.2      2,258,281    8.96       10,200
The Medford
 Center............    196,032  17,432    89,349   23,681  12,500   326,494    92.7      2,645,483    8.74      209,700
Ross Center........     53,331   9,020    61,773   10,361     --    134,485    92.3      1,501,056   12.09        9,801
Silverdale Shopping
 Center............     29,020     --     33,870    4,397     --     67,287    93.5        780,594   12.41          --
Vancouver Park
 Place.............     33,938  14,900    27,006    2,100     --     77,944    97.3        940,240   12.40       33,061
Westgate North
 Shopping Center...     37,902  11,836    39,763   14,520   6,250   104,021    86.0      1,075,182   12.01       49,919
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
Subtotal Pacific
 Northwest.........    577,978 100,224   367,855   82,143  18,750 1,128,200    92.7     10,623,442   10.16      456,162
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
Northern & Central
 California
Bakersfield
 Shopping Center...        --      --     11,540    2,575     --     14,115    81.8         81,261    7.04          --
Madera
 Marketplace.......     92,278     --     58,553   17,765     --    168,596    89.5      1,600,322   10.61          --
Marshall's Plaza...     27,000     --     34,875   17,125     --     79,000    78.3        727,580   11.76          --
Mineral King
 Plaza.............        --      --     34,660    4,400     --     39,060    88.7        537,585   15.51          --
Rheem Valley.......     51,009   5,150    78,515   19,325     --    153,999    87.5      1,552,306   11.53        8,876
Rosedale Village
 Shopping Center...     72,324   6,658    45,765    2,800     --    127,547    97.8      1,380,271   11.06          --
Southpointe Plaza..    105,650     --     72,047   11,366     --    189,063    94.0      1,490,572    8.30       45,000
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
Subtotal Northern &
 Central
 California........    348,261  11,808   335,955   75,356     --    771,380    90.2      7,369,897   10.59       53,876
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
Southern California
Center of El
 Centro............    149,300   5,623    19,616    4,350     --    178,889    97.6        693,263    3.97      161,235
Country Fair
 Shopping Center...     96,225  27,341    27,801   16,943     --    168,310    89.9      2,157,182   14.25       29,853
Date Palm Center...     99,919     --     11,691    5,752   4,000   117,362    95.1      1,697,776   15.21          --
El Camino North....     68,902 127,713    56,009   38,969  32,855   291,593    86.6      3,051,639   12.08       16,135
Fire Mountain
 Center............     44,481  23,432    23,783      682     --     92,378    99.3      1,815,195   19.80       94,674
Fullerton Town
 Center............    171,613  19,722    42,844   30,468     --    264,647    88.5      3,528,386   15.07          --
Gardena Gateway
 Center............     41,300   5,062    19,625      --      --     65,987   100.0      1,022,487   15.50       36,040
Kenneth Hahn
 Plaza.............     97,186  14,598    51,263    2,000     --    165,047    98.8      1,565,787    9.60       43,493
La Verne Towne
 Center............    158,860   1,940    58,239   12,104     --    231,143    94.8      1,366,910    6.24           --
Lakewood Plaza.....     93,342   4,365    15,804      --      --    113,511   100.0      1,313,350   11.57           --
Loma Square........     96,514     --    111,670    2,520     --    210,704    98.8      2,820,836   13.55       26,000
Mountain Square
 Shopping Center...    185,945     --     70,619   16,625     --    273,189    93.9      3,074,627   11.98       96,925
North County
 Plaza.............     43,610  28,720    74,245    6,750   8,500   153,325    95.6      2,158,380   14.73          --
Parkway Place......     91,127  12,917    11,856    4,525     --    120,425    96.2      1,181,163   10.19          --
Vermont-Slauson
 Shopping Center...    142,411   3,720    23,613       --     --    169,744   100.0      1,004,549    5.92          --
Vineyards
 Marketplace.......     21,415     --     31,531    3,073     --     56,019    94.5        782,485   14.78          --
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
Subtotal Southern
 California........  1,602,150 275,153   650,209  144,761  45,355 2,672,273    94.6     29,234,015   11,57      504,355
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
Southwest
Kyrene Village
 Shopping Center...     81,355   5,120    48,145   27,454     --    162,074    83.1      1,029,764    7.65          --
North Mountain
 Village...........     41,215     --     47,237    5,927     --     94,379    93.7        859,824    9.72          --
Randolph Plaza.....    136,110   6,150    33,267    4,855     --    180,382    97.3      1,086,218    6.19       98,188
Southern Palms
 Center............    103,875  20,025   110,097   17,666   3,200   251,663    93.0      2,085,021    8.91       19,806
Sunrise Place
 Center............    103,025   5,100    16,114   12,680   7,080   136,919    90.7        665,495    5.36           --
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
Subtotal
 Southwest.........    465,580  36,395   254,860   68,582  10,280   825,417    91.7      5,726,322    7.57      117,994
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
TOTAL COMMUNITY
 SHOPPING CENTERS..  2,993,969 423,580 1,608,879  370,842  74,385 5,397,270    93.1     52,953,676   10.54    1,132,387
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
REGIONAL MALLS
Baldwin Hills
 Crenshaw Plaza....    291,554  29,610   159,212   29,328     --    509,704    94.2      7,212,233   15.01      224,556
Media City Center..    467,961  48,984   226,221   75,239     --    818,405    90.8     12,990,958   17.48      186,347
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------
TOTAL REGIONAL
 MALLS.............    759,515  78,594   385,433  104,567     --  1,328,109    90.9     20,203,191   16.16      410,903
                     --------- ------- ---------  -------  ------ ---------   -----    -----------  ------   ----------

                                                              GLA to
                                                                be    Company
                          Total Leased GLA          Available Built  Owned GLA             Annualized   Average    Annual
                     -----------------------------     GLA     (sq.    (sq.     Percentage    Base     Base Rent Percentage
   Property Name     Anchor(1)  Pad(2)    Shop(3)   (sq. ft.)  ft.)   ft.)(4)   Leased(4)    Rent(5)    psf(6)    Rent(7)
   -------------     ---------  -------  ---------  --------- ------ ---------  ---------- ----------- --------- ----------
SINGLE TENANT
 FACILITIES
Kmart--Phoenix AZ..    104,204      --         --        --      --    104,204    100.0        551,576    5.29          --
Kmart--Madera CA...     86,479      --         --        --      --     86,479    100.0        415,951    4.81          --
Kmart--Rocklin CA..     86,479      --         --        --      --     86,479    100.0        411,132    4.75          --
Sam's Club--Downey
 CA................    110,822    3,900        --        --      --    114,722    100.0        732,765    6.38          --
                     ---------  -------  ---------   -------  ------ ---------    -----    -----------  ------   ----------
TOTAL SINGLE TENANT
 FACILITIES........    387,984    3,900        --        --      --    391,884    100.0      2,114,424    5.39          --
                     ---------  -------  ---------   -------  ------ ---------    -----    -----------  ------   ----------
TOTAL ALL
 PROPERTIES........  4,141,468  506,074  1,994,312   475,409  74,385 7,117,263     93.3    $75,268,291  $11.33   $1,543,290
                     =========  =======  =========   =======  ====== =========    =====    ===========  ======   ==========
PERCENT OF TOTAL
 GLA...............      57.59%    7.04%     27.73%     6.61%    --     100.00%
                     =========  =======  =========   =======  ====== =========

-------
(1) Anchor tenants are defined as those retail tenants occupying more than 25,000 square feet of GLA, 10% of a Property's aggregate GLA, or which represent a significant drawing power for the Property.

(2) Pad tenants means freestanding single tenants.

(3) Includes certain office space.

(4) Based upon Company Owned GLA, excluding GLA to be built.

(5) Total annualized base rents of the Company for leases signed as of December 31, 2000, excluding (i) percentage rents, (ii) additional amounts payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements and (iii) future contractual rent escalations or cost of living increases.

(6) Calculated as total annualized base rent divided by GLA actually leased as of December 31, 2000.

(7) Annual percentage rent reported during 2000.

Tenant Concentration

   The following table sets forth, as of December 31, 2000, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the Properties:

                                               Percentage   Total   Percentage
                                                of Total   Tenant   of Leased
                          Number   Annualized  Annualized    GLA     Company
Retail Tenant(1)         of Stores  Base Rent  Base Rent  (sq. ft.) Owned GLA
----------------         --------- ----------- ---------- --------- ----------
Wal-Mart Stores
 Inc.(2)................      3    $ 3,038,834    4.04%     360,741    5.43%
AMC Theatres............      4      2,881,792    3.83%     125,429    1.89%
Albertson's.............      7      2,017,188    2.68%     296,599    4.47%
TJX Companies Inc.......      8      1,830,430    2.43%     220,614    3.32%
Safeway Inc. ...........      3      1,660,853    2.21%     170,561    2.57%
Kmart Corp..............      4      1,596,839    2.12%     359,666    5.42%
Kroger Co. .............      6      1,544,956    2.05%     323,388    4.87%
Loews Cineplex
 Entertainment..........      1      1,484,853    1.97%      67,579    1.02%
Staples.................      5      1,227,546    1.63%     110,881    1.67%
Circuit City Stores
 Inc....................      3      1,088,400    1.45%      84,680    1.27%
Home Depot Inc. ........      1        965,930    1.28%      98,064    1.48%
Ross Stores Inc. .......      4        896,060    1.19%     117,852    1.77%
Federated Department
 Stores.................      1        894,179    1.19%     237,145    3.57%
The Limited Inc. .......     10        893,697    1.19%      59,605    0.90%
Payless Shoe Source.....     13        876,328    1.16%      42,934    0.65%
Target Corporation......      3        809,555    1.08%     284,182    4.28%
Cinemark USA Inc. ......      1        798,566    1.06%      57,273    0.86%
Toys "R' Us Inc.........      2        787,272    1.05%      82,022    1.23%
Sport Chalet............      1        775,508    1.03%      44,957    0.68%
                            ---    -----------   -----    ---------   -----
  TOTAL.................     80    $26,068,786   34.63%   3,144,172   47.34%
                            ===    ===========   =====    =========   =====

--------
(1) Excludes non-owned anchors.

(2) Includes location at Baldwin Hills Crenshaw Plaza where rent is scheduled to commence in December 2001.

   The following table sets forth, as of December 31, 2000, square footage of GLA leased to national, regional and local retail tenants and the annualized base rent generated from each:

                                                            Average
                                               % of Total Annual Base Percent of
                                   Annualized  Annualized  Rent Per     Total
Type of Tenant                      Base Rent  Base Rent  Square Foot Leased GLA
--------------                     ----------- ---------- ----------- ----------
National(1)....................... $56,677,931    75.3%     $10.34       82.5%
Regional(2).......................   2,064,355     2.7%      17.24        1.8%
Local(3)..........................  16,526,005    22.0%      15.88       15.7%
                                   -----------   -----                  -----
                                   $75,268,291   100.0%      11.33      100.0%
                                   ===========   =====                  =====

--------
(1) National tenant refers to a business operating in three or more metropolitan areas located in at least three separate states.

(2) Regional tenant refers to a business operating in more than one metropolitan area in one or two states. Includes financial institutions.

(3) Local tenant refers to a business operating in only one metropolitan area.

   The following table sets forth, as of December 31, 2000, the annualized base rent of all of the Properties, the percentage of annualized base rent, the average rent per square foot and the percentage leased, broken down by type of tenant:

                                                   Average
                                                  % of Total Annual Base
                                      Annualized  Annualized  Rent Per   Percent
Type of Space                          Base Rent  Base Rent  Square Foot Leased
-------------                         ----------- ---------- ----------- -------
Anchor............................... $32,566,793    43.3%     $ 7.86     98.2%
Pad..................................   7,542,537    10.0%      14.90     90.9%
Shop.................................  35,158,961    46.7%      17.63     82.5%
                                      -----------   -----
  Total.............................. $75,268,291   100.0%      11.33     93.3%
                                      ===========   =====

Segment Concentration

   The following table sets forth, as of December 31, 2000, information related to the business segments in which our tenants operate which accounted for at least 2% of our annualized base rent of the properties:

                                        Total    Percentage   Total   Percentage
                                       Segment    of Total   Segment  of Leased
                            Number   Annualized  Annualized    GLA     Company
    Retail Tenant(1)       of Stores  Base Rent  Base Rent  (sq. ft.) Owned GLA
    ----------------       --------- ----------- ---------- --------- ----------
Supermarkets.............      18    $ 6,237,122    8.29%     853,104   12.84%
Theatres/Entertainment...      12      5,781,920    7.68%     314,852    4.74%
Fast Food................     154      5,559,657    7.39%     255,919    3.85%
Discount Retailers.......       9      5,345,228    7.10%     940,789   14.16%
Restaurants..............      63      5,039,642    6.70%     327,802    4.94%
Family Apparel...........      30      3,860,692    5.13%     467,873    7.04%
Health & Beauty..........     118      3,550,315    4.72%     209,639    3.16%
Women's Apparel..........      45      2,874,328    3.82%     196,605    2.96%
Music and Video..........      29      2,852,762    3.79%     144,922    2.18%
Electronics..............      32      2,826,115    3.75%     168,844    2.54%
Home
 Furnishings/Housewares..      26      2,513,768    3.34%     174,892    2.63%
Footwear.................      36      2,138,459    2.84%     105,910    1.59%
Office Supply............       7      1,746,144    2.32%     172,061    2.59%
                              ---    -----------   -----    ---------   -----
  Total..................     579    $50,326,152   66.86%   4,333,212   65.24%
                              ===    ===========   =====    =========   =====

--------
(1) Excludes non-owned anchors.

Tenant Lease Expirations

   The following table sets forth, as of December 31, 2000, tenant lease expirations for the Properties, assuming that no tenants exercise renewal options:

                             Overall Portfolio          Anchors             Pads             Shops
                         ------------------------- ------------------ ---------------- ------------------
                         Number             Base               Base             Base               Base
                           of    Square   Rent Per  Square   Rent Per Square  Rent Per  Square   Rent Per
Year of Expiration       Leases   Feet    Sq. Ft.    Feet    Sq. Ft.   Feet   Sq. Ft.    Feet    Sq. Ft.
------------------       ------ --------- -------- --------- -------- ------- -------- --------- --------
Month-to-Month..........   127    159,953  $17.18        --      --     4,900  $ 9.34    155,053  $17.47
2001....................   197    542,739   14.43    184,992  $ 6.82   18,682   18.67    339,065   18.35
2002....................   179    709,182   11.86    339,595    5.86   45,157   14.08    324,430   17.83
2003....................   145    543,593   11.77    228,926    4.61   42,198   14.70    272,469   17.33
2004....................   124    657,907   11.35    371,995    6.87   36,471   19.56    249,441   16.82
2005....................   129    574,339   15.87    256,340   14.25   43,309   17.92    274,690   17.06
2006....................    62    417,064   12.27    252,103   10.09   42,312   11.87    122,649   16.88
2007....................    33    256,950   11.34    129,207    6.90   38,642   10.94     89,101   17.93
2008....................    26    342,963   11.83    279,529   10.42   26,153   21.34     37,281   15.68
2009....................    18    355,406    6.80    303,864    4.66   38,679   17.77     12,863   24.56
Thereafter..............    77  2,081,758    8.81  1,794,917    7.96  169,571   13.16    117,270   14.84
                         -----  ---------  ------  ---------  ------  -------  ------  ---------  ------
  Total................. 1,117  6,641,854  $11.33  4,141,468  $ 7.86  506,074  $14.90  1,994,312  $17.63
                         =====  =========  ======  =========  ======  =======  ======  =========  ======

   The following table sets forth, as of December 31, 2000, tenant lease expirations for the Community Centers, assuming that no tenants exercise renewal options:

                             Community Centers          Anchors             Pads             Shops
                         ------------------------- ------------------ ---------------- ------------------
                         Number             Base               Base             Base               Base
                           of    Square   Rent Per  Square   Rent Per Square  Rent Per  Square   Rent Per
Year of Expiration       Leases   Feet    Sq. Ft.    Feet    Sq. Ft.   Feet   Sq. Ft.    Feet    Sq. Ft.
------------------       ------ --------- -------- --------- -------- ------- -------- --------- --------
Month-to-Month..........   58      82,628  $16.03        --     --      1,000  $13.00     81,628  $16.08
2001....................  143     481,653   11.42    184,992  $6.82    18,682   18.67    277,979   14.00
2002....................  145     655,505   10.49    339,595   5.86    44,117   13.38    271,793   15.81
2003....................  119     492,760   10.35    228,926   4.61    42,198   14.70    221,636   15.45
2004....................   99     580,965   10.10    341,423   6.43    28,171   19.57    211,371   14.76
2005....................  109     443,327   13.52    158,761   8.90    41,589   17.36    242,977   15.88
2006....................   52     369,534   11.31    226,799   9.09    35,902   12.56    106,833   15.61
2007....................   26     206,392    9.73    129,207   6.90    38,642   10.94     38,543   17.98
2008....................   22     291,797   10.39    234,572   9.12    21,153   17.87     36,072   14.28
2009....................   13     230,543    6.33    193,042   3.70    25,197   17.96     12,304   23.73
Thereafter..............   53   1,191,324    9.61    956,652   8.81   126,929   11.18    107,743   14.16
                          ---   ---------  ------  ---------  -----   -------  ------  ---------  ------
  Total.................  839   5,026,428  $10.54  2,993,969  $7.40   423,580  $14.09  1,608,879  $15.44
                          ===   =========  ======  =========  =====   =======  ======  =========  ======

Debt Secured by Properties

   The following table summarizes the outstanding indebtedness secured by the Company's Properties as of December 31, 2000 (dollars in thousands):

                                                           Interest    Maturity
         Lender                       Property               Rate        Date   Balance
         ------                       --------             --------    -------- --------
Fixed Rate Mortgages:
Principal Mutual Life
 Insurance Company......  North Mountain Village             8.250%    05/01/01 $  8,125
Metropolitan Life
 Insurance Company......  Date Palm Center                  10.450%    07/31/02    9,102
The Travelers Insurance
 Company................  North County Plaza                10.375%    01/31/03   15,232
Column Financial,
 Inc. ..................  Mineral King Plaza                 9.680%    08/01/06    3,578
Eastrich #79 Corporation
 (AEW)..................  Loan #1(1)(8)                     11.450%    10/15/06    5,269
Eastrich #79 Corporation
 (AEW)..................  Loan #2(2)(8)                      10.90%    10/15/06    8,723
Chase Commercial
 Mortgage
 Banking Corp. .........  Vineyards Marketplace              8.300%    11/10/09    5,157
Chase Commercial
 Mortgage
 Banking Corp. .........  Kyrene Village                     8.300%    11/10/09    7,893
Aid Association for
 Lutherans..............  Westgate North                     8.300%    04/01/14    5,610
First Union National
 Bank...................  (3)                                7.750%    07/01/09   51,378
                                                                                --------
  Total Fixed Rate
   Mortgages............                                     8.856%(7)           120,067
                                                                                --------
Variable-Rate Mortgages:
First Union National
 Bank(4)(8).............  Randolph Plaza & Mountain Square   9.375%    06/01/02   23,309
First Union National
 Bank(4)(8).............  Fire Mountain                      9.375%    08/01/02   10,147
Sanwa Bank of
 California(4)(8).......  El Camino North                    9.313%    02/28/03   25,000
Chase Manhattan
 Bank(5)................  Country Fair Shopping Center       9.028%    11/29/03   16,150
Chase Manhattan
 Bank(5)................  Fullerton Town Center              9.028%    11/29/03   24,000
Chase Manhattan
 Bank(5)................  La Verne Towne Center              9.028%    11/29/03   10,035
                                                                                --------
  Total Variable-Rate
   Mortgages............                                     9.200%(7)           108,641
                                                                                --------
Other Secured Debt:
CRA--Certificates of
 Participation,
 Series 1985............  Baldwin Hills Crenshaw Plaza       5.300%    12/01/14   30,000
CDC--Certificates of
 Participation,
 Series 1985............  Kenneth Hahn Plaza                 5.200%    12/01/15    6,000
Secured Credit
 Facility--General
 Electric Capital Corp..  (6)                                9.330%    03/31/02   53,344
                                                                                --------
  Total Other Secured
   Debt.................                                     7.699%(7)            89,344
                                                                                --------
  Total secured debt....                                     8.650%(7)          $318,052
                                                                                ========

--------
(1) Secured by Kmart--Rocklin, Kmart--Madera and Kmart--Phoenix.

(2) Secured by Lakewood Plaza, Sam's Club--Downey, and Parkway Place.

(3) Secured by Gardena Gateway Center, Gresham Town Fair, Southpointe Plaza, and Loma Square.

(4) Interest based on LIBOR plus 250 basis points.

(5) Interest based on LIBOR plus 230 basis points.

(6) Secured by Media City Center, Medford Shopping Center, Ross Center, Madera Marketplace, Vancouver Park Place, Sunrise Place, Marshall's Plaza, Silverdale Shopping Center, Frontier Village, Rheem Valley, Southern Palms and Rosedale Village. Interest rate at 275 basis points over LIBOR at 75% loan-to-value (LTV) decreasing to 250 basis points over LIBOR at 70% LTV.

(7) Weighted average interest rate.

(8) Properties are cross-collateralized.

   Aggregate future principal payments by year on the balance of mortgage indebtedness as of December 31, 2000 is as follows (in thousands):

                                               Scheduled
                                              Amortization Scheduled
Year                                            Payments   Maturities    Total
----                                          ------------ ----------   --------
2001.........................................   $ 2,766     $  8,105    $ 10,871
2002.........................................     2,624       95,110(1)   97,734
2003.........................................     2,131       89,619      91,750
2004.........................................     2,269          --        2,269
2005.........................................     2,399          --        2,399
2006.........................................     2,224       10,638      12,862
2007.........................................     1,276          --        1,276
2008.........................................     1,366          --        1,366
2009.........................................       909       58,156      59,065
2010.........................................       499          --          499
Thereafter...................................     1,961       36,000      37,961
                                                -------     --------    --------
  Total......................................   $20,424     $297,628    $318,052
                                                =======     ========    ========

--------
(1) Includes amount outstanding on the Company's Credit Facility which expires March 31, 2002.

Other Assets of the Company

   The Company's interest in Media City Center (Burbank, California) includes an interest in two promissory notes issued by the Redevelopment Agency of the City of Burbank (the "Burbank Agency") which mature on February 1, 2016. The first note, which is non-recourse to the Burbank Agency, is unsecured and was issued by the Burbank Agency on November 15, 1989 with an $18.5 million principal amount and bears interest at 9.25% per annum. On each semi-annual payment date the Burbank Agency is required to make payments on the note to the extent of 70% of the real property tax increment generated by Media City Center, with certain exceptions. The second note is secured by certain tax revenues and was issued by the Burbank Agency on December 6, 1990 with a $33 million initial principal amount and bears interest at 9.25% per annum. The note is non-recourse to the Burbank Agency but is secured by certain real property tax increments generated by the property as well as certain sales and use taxes generated by the property. On each semi-annual payment date the Burbank Agency is required to make payments on the note only to the extent of such tax items, less rent paid by Macy's. Any amount which accrues under the notes that is not required to be paid is added to the principal amount of such notes. Any principal or interest due on either of the notes which has not been paid (due to the permitted reductions and limitation on payments described above) as of their respective maturity dates will be forgiven, and it is not likely that the full face amount of the notes and the interest thereon will be paid by such maturity dates. During the years ended December 31, 2000, 1999 and 1998, the Company recognized income of approximately $2,713,000, $2,721,000 and $2,633,000, respectively, pursuant to the terms of such agency promissory notes agreements.

   Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton, Chino and Upland, other income was recognized for the years ended December 31, 2000, 1999 and 1998 from Fullerton Town Center (Fullerton, CA) of $38,000, $42,000, and $52,000, respectively, and Country Fair Shopping Center (Chino, CA) of $155,000, $151,000 and $146,000, respectively. Mountain Square Shopping Center (Upland, CA) recorded income of $300,000 for each of the years ended December 31, 2000 and 1999. Such commitments expire in 2013, 2012 and 2009 for Fullerton, Chino and Upland, respectively, and any balance owing to the Company at expiration will be forgiven and discharged.

   Such commitments have not been recorded as assets in the Company's financial statements as they are contingent in nature.

Environmental and Other Regulatory Requirements

   Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its properties. Such laws may impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal, or remediation of such substances may be substantial and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the Properties, the Company may be potentially liable under such laws and may incur costs in responding to such liabilities. No assurance can be given that any existing environmental studies with respect to any of the Properties will reveal all environmental liabilities, that any prior owner or tenant of a Property did not create any material environmental condition not known to the Company, that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise exist as to any one or more Properties.

   Pursuant to an Environmental Indemnity Agreement, as modified by the Separation Agreement, the transferors of eight of the 36 properties acquired at the time of the Company's formation in December 1993 (the "Original Properties") have agreed to provide certain indemnities to the Company for environmental liabilities that may arise with respect to any contamination on or affecting the condition of the Original Properties which was known as of December 27, 1993 or which becomes known after December 27, 1993 as a result of additional environmental testing commenced prior to December 27, 1993. In addition, pursuant to the transfer documents with respect to Rosedale Village, Gresham Town Fair, Medford Center and La Verne Towne Center, the transferors of such properties provided certain indemnities with respect to environmental liabilities to the Company. Because responsibility for such matters is being retained by the transferors, no liabilities have been recorded in the financial statements of the Company with respect to such matters. For the Properties acquired during 1998 and 1997 where the Company's due diligence identified existing or potential environmental contamination, the Company either obtained indemnifications from the sellers or had remediation work paid for by the sellers. For all other Properties acquired, based on the Company's due diligence, the Company does not believe that it has exposure to material environmental clean-up costs.

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

Item 4. Submission of Matters to a Vote of Security Holders

   During the fourth quarter of 2000, no matters were submitted for a vote of stockholders of the Company.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

   The Company's common stock is listed on the New York Stock Exchange under the symbol "CTA." At March 1, 2000, the Company had approximately 162 stockholders of record and approximately 3,800 beneficial owners. The following table sets forth quarterly high and low sales prices of the Company's common stock and the dividends paid by the Company with respect to each period.

                                                                       Dividends
                                                                       Declared
   Three months ended:                                  High     Low   Per Share
   -------------------                                 ------- ------- ---------
   December 31, 2000.................................. $ 6.000 $ 4.563   $0.21
   September 30, 2000.................................   6.000   5.000    0.21
   June 30, 2000......................................   7.875   4.875    0.21
   March 31, 2000.....................................  10.500   5.938    0.21
   December 31, 1999..................................  11.125   9.063    0.36
   September 30, 1999.................................  12.375   9.625    0.36
   June 30, 1999......................................  12.438  10.313    0.36
   March 31, 1999.....................................  13.000   9.156    0.36

   Distributions included a return of capital component of 100%, 56.9% and 82.5%, for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, distributions for the years ended December 31, 1999 and 1998 included a 16.5% and 5.3% capital gain, respectively.

   All distributions made by the Company are at the discretion of the board of directors and will depend on the earnings of the Company, its financial condition and such other factors as the board of directors deems relevant. In March 2000, the board of directors elected the reduce the dividend for the quarter ended March 31, 2000 to $0.21 per share. On March 26, 2001, the Company announced a revised dividend strategy designed to enable the Company to maximize its retention of capital, reduce its leverage level, and provide financial flexibility, while maintaining its REIT status. Under the revised dividend strategy, the Company will pay a first quarter 2001 dividend of $0.04 per share, which equate to an annual dividend rate of $0.16 per share, which approximates the Company's minimum required distribution to maintain its REIT status. Therefore, the historical return of capital component of the Company's distributions is not indicative of the return of capital component of future distributions, which may be lower than previous years. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code, the Company is required to make distributions to holders of its shares which will be at least 95% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code. The percentage has been reduced to 90% for 2001.

Item 6. Selected Financial Data

   The following table sets forth selected financial data for the Company. The following data should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                                      Year ended December 31,
                          ----------------------------------------------------
                            2000       1999        1998       1997      1996
                          --------  ----------  ----------  --------  --------
                          (In thousands, except per share & property data)
Statements of Operations
 Data:
Total revenues..........  $136,773  $  144,886  $  130,495  $ 88,961  $ 87,719
                          --------  ----------  ----------  --------  --------
Expenses:
  Interest..............    57,177      54,649      48,385    36,083    35,516
  Property operating
   costs................    43,500      43,008      40,500    27,720    27,780
  Depreciation and
   amortization.........    24,959      24,854      24,313    18,333    17,118
  Impairment of assets
   held for sale........     4,770         --       21,685       --        --
  Non-recurring items...       --          --          --      9,355     9,044
  General and
   administrative.......     5,723       8,440       5,835     2,941     2,917
                          --------  ----------  ----------  --------  --------
    Total expenses......   136,129     130,951     140,718    94,432    92,375
                          --------  ----------  ----------  --------  --------
Income (loss) before
 other items............       644      13,935     (10,223)   (5,471)   (4,656)
Equity in income of
 management company.....       --          --          --         19       --
Gain on sale of rental
 properties.............    21,245      23,991       1,055       --      2,406
Minority interests......      (602)     (4,786)      1,055     1,229       245
Extraordinary items.....   (17,514)     (6,483)        --       (422)      --
                          --------  ----------  ----------  --------  --------
Net income (loss) ......  $  3,773  $   26,657  $   (8,113) $ (4,645) $ (2,005)
                          ========  ==========  ==========  ========  ========
Net income (loss) per
 share, basic...........  $   0.14  $     1.04  $    (0.38) $  (0.35) $  (0.17)
                          ========  ==========  ==========  ========  ========
Dividends per share.....  $   0.84  $     1.44  $     1.44  $   1.44  $   1.44
                          ========  ==========  ==========  ========  ========
Weighted average shares
 of common stock
 outstanding............    26,677      25,697      21,519    13,312    12,024
                          ========  ==========  ==========  ========  ========
Number of operating
 Properties (at end of
 period)................        41          56          63        46        38
Gross leasable area
 owned (thousands of sq.
 ft.) (at end of
 period)................     7,117       9,398      10,185     7,217     6,570
                                         As of December 31,
                          ----------------------------------------------------
                            2000       1999        1998       1997      1996
                          --------  ----------  ----------  --------  --------
                                           (in thousands)
Balance Sheet Data:
Rental properties before
 accumulated
 depreciation...........  $776,667  $1,030,689  $1,074,629  $783,279  $659,565
Total assets............   694,579     951,820     987,021   710,713   594,876
Total liabilities.......   471,480     709,122     697,419   519,441   434,603
Minority interests......    16,695      15,410      49,231    41,433    43,647
Redeemable common
 stock..................       --          --        9,903     8,385       --
Stockholders' equity....   206,404     227,288     230,468   141,454   116,626

                                        Year ended December 31,
                            ---------------------------------------------------
                              2000       1999      1998       1997       1996
                            ---------  --------  ---------  ---------  --------
                                            (in thousands)
Other Data:
Funds from Operations(1):
  Basic.................... $  30,860  $ 42,477  $  36,301  $  21,924  $ 20,893
  Diluted..................    30,860    55,943     50,169     35,793    34,765
Cash Flows From:
  Operating activities..... $   3,471  $ 33,711  $  32,528  $  19,559  $ 22,414
  Investing activities.....   263,736    39,793   (219,430)  (110,192)  (20,522)
  Financing activities.....  (265,736)  (74,936)   189,925     88,305       362

--------
(1) The Company computes funds from operations ("FFO") on both a basic and a diluted basis and considers Operating Partnership units as the equivalent of shares for the purpose of these computations. The diluted basis assumes the conversion of the Company's convertible and exchangeable debentures into shares of common stock as well as other common stock equivalents. On November 6, 2000, the Company repaid, in full, its 7 1/4% exchangeable debentures and on January 16, 2001 the Company repaid, in full, its 7 1/2% convertible subordinated debentures. For further discussion of FFO, see
    Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

   This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains forward-looking statements. Also, documents we subsequently file with the SEC and incorporate by reference will contain forward-looking statements. In particular, statements pertaining to our capital resources, portfolio performance and our funds from operation and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described, or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "would," "seeks," "approximately," "intends," "plans," "pro forma" "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

  .  defaults on or non-renewal of leases by tenants;

  .  increased interest rates and operations costs;

  .  our failure to obtain necessary outside financing;

  . difficulties in identifying properties to acquire and completing acquisitions;

  .  difficulties in disposing of properties;

  .  our failure to successfully operate acquired properties and operations;

  .  our failure to successfully develop properties;

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

Recent Developments

   We recently announced a series of steps designed to improve our financial and operating flexibility, allow us to reduce our leverage level, and better enable us to continue to pursue our fundamental strategy of maximizing stockholder value. The steps included the repayment of debentures, a reduction of our dividend, the continued involvement of a financial advisor in a strategic review of the Company and a limited waiver of the standstill agreement with our majority stockholder.

   We repaid our Exchangeable Debentures in December 2000 and our Convertible Debentures in January 2001 through net proceeds generated by the sale of certain properties and through other financing transactions.

   In March 2001, we announced a revised dividend strategy designed to enable us to maximize our retention of capital, reduce our leverage level and provide financial flexibility, while maintaining our REIT status. The revised dividend strategy calls for a dividend amount designed to approximate our minimum required distribution to maintain our REIT status. For the first quarter 2001, the announced dividend amount was $0.04 per share. This dividend reduction was also necessitated by the contraction in our asset base as a result of the sale of over $270 million in assets during 2000 and of $85 million in assets during 1999, with a corresponding contraction in our funds from operations, or FFO. As a result of this contraction, FFO for 2001 is estimated to be lower than the FFO for 2000 of $1.08 per share.

   In March 2001, we also announced that we are continuing to work with our strategic advisors in a strategic review designed to maximize stockholder value. In addition, to give us greater flexibility to pursue strategic alternatives, we executed a limited waiver of the standstill provisions of the Stockholders Agreement with LFREI in March 2001.

   We have a number of value-added redevelopment opportunities available within our portfolio that could collectively require significant capital investment over the next three years. The majority of these projects are tenant specific and significant tenant commitments will be a prerequisite for the investment of capital. For the most significant projects, such as the redevelopment of El Camino North in Oceanside, California and Media City Center in Burbank, California, we intend to put in place project-specific financing to fund a majority of the capital required. Our improved financial flexibility will enable us to appropriately evaluate these value-added opportunities and be in a better financial position to increase net asset value.

Results of Operations

 Comparison of the year ended December 31, 2000 to the year ended December 31, 1999.

   Total revenues decreased by $8.1 million to $136.8 million for the year ended December 31, 2000 from $144.9 million for the year ended December 31, 1999. The decrease was primarily a result of the sale of 12 community shopping centers, three single tenant facilities and a freestanding theater, for a total of 16 properties sold in 2000 compared to the sale of three community shopping centers and five single tenant facilities, for a total of 8 properties sold in 1999. The sold properties account for approximately $11.2 million of the decrease in revenues. This was partially offset by a $3.4 million lease termination fee received from a tenant of one of our community shopping centers.

   Interest expense increased by $2.5 million to $57.2 million for the year ended December 31, 2000 from $54.7 million for the year ended December 31, 1999. The increase is primarily due to approximately $4.0 million from higher effective interest rates partially offset by a decrease of approximately $1.5 million from lower average debt outstanding in 2000. See additional discussion in Liquidity Sources and Requirements.

   Property operating costs increased $0.5 million to $43.5 million for the year ended December 31, 2000 from $43.0 million for the year ended December 31, 1999. The activity for the year included a provision for uncollectible accounts receivable of $1.3 million and a charge of $0.7 million for the adjustment of an outstanding receivable balance from a city agency recorded in 2000, offset by a decrease of $2.0 million in expenses related to the sold properties.

   Depreciation and amortization expense increased by $0.1 million to $25.0 million for the year ended December 31, 2000 from $24.9 million for the year ended December 31, 1999. This is primarily due to increased amortization of leasing costs of $0.9 million and increased depreciation from additional assets of $0.3 million, partially offset by lower expenses from the sale of properties in 2000 of $1.1 million.

   General and administrative costs decreased $2.7 million from $8.4 million for the year ended December 31, 1999 to $5.7 million for the year ended December 31, 2000. The decreases are primarily due to the Company's reorganization in the 4th quarter of 1999 to reduce its operating costs.

   Income before other items for the year ended December 31, 2000 was $0.6 million compared to income of $13.9 million for the same period of 1999. The decrease is due to lower income as a result of the sale of assets, higher interest costs as previously discussed and a $4.8 million charge for the impairment of assets held for sale. At December 31, 2000, the Company was under agreement to sell the Center of El Centro located in El Centro, California and Madera Marketplace located in Madera, California for a combined total of $19.7 million. Carrying value of these assets, adjusted for anticipated closing and other costs, was $24.5 million at December 31, 2000.

   As previously discussed, the Company sold a total of 16 properties during the year ended 2000. As a result of the sales, debt of $188 million was either repaid or assumed by the buyer. Net proceeds of $127 million were used to reduce the Company's outstanding balance on its Credit Facility. The Company recorded a net gain on the sale of assets of $21.2 million in 2000. The Company also recorded an extraordinary loss on the early extinguishment of debt of $17.5 million in 2000 related to the payment of certain prepayment penalties, the write-off of unamortized deferred financing costs and costs related to the defeasance of a loan with Nomura Asset Capital Corporation. See additional discussion in Liquidity Sources and Requirements.

 Comparison of the year ended December 31, 1999, to the year ended December 31, 1998.

   Total revenues increased by $14.4 million to $144.9 million for the year ended December 31, 1999 from $130.5 million for the year ended December 31, 1998. The increase was primarily a result of the acquisition of 19 properties during 1998. During their first full year of ownership, the 19 assets acquired during 1998 contributed an additional $18.3 million to total revenues in 1999. Comparable properties, the 28 properties owned as of January 1, 1998, contributed an additional $2.2 million increase in revenues. Occupancy at these centers increased from 94.1% at the beginning of the year to 95.2% at the end of the year, which was the primary contributor to the increase. Interest income increased $0.4 million over the prior year as a result of the $10.0 million of government securities that were purchased to defease a mortgage secured by an asset sold during the year. Offsetting these increases was the reduction in revenues of $6.5 million from the sale of eight assets during 1999.

   Interest expense increased by $6.3 million to $54.7 million for the year ended December 31, 1999 from $48.4 million for the year ended December 31, 1998. The increase is the result of several factors including an increase in the average debt outstanding in 1999 over 1998 of approximately $45 million. In addition, interest rates on mortgages that were refinanced during 1999 were higher that the variable rates that were being incurred on the Company's Credit Facility. Offsetting these increases was a reduction in interest expense on $0.4 million related to the repurchase of $10.0 million of the Company's then-outstanding debentures.

   Property operating costs increased $2.5 million from $40.5 million for the year ended December 31, 1998 to $43.0 million for the year ended December 31, 1999. As with the increase in revenues, the 19 assets acquired during 1998 were the primary cause of the increase. These assets incurred an additional $4.0 million in operating costs during 1999. The comparable properties increased $0.6 million over the previous year. Offsetting these increases was the reduction in operating costs of $1.5 million from the sale of eight assets during 1999 as well as a reduction in operating costs at the Company's two regional malls of $0.6 million.

   Depreciation and amortization expense increased by $0.6 million to $24.9 million for the year ended December 31, 1999 from $24.3 million for the year ended December 31, 1998. This increase was a result of acquisition of 19 properties in 1998, offset by the sale of eight assets during 1999.

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

   Income before other items for the year ended December 3, 1999 was $13.9 million compared to a loss before other items of $10.2 million at December 31, 1998. The primary cause of the change was the write-down of an asset held for sale of $21.7 million recorded in 1998 related to Empire Center, which was sold during 1999.

   During 1999, the company sold eight assets for an aggregate gain on sale of $24.0 million.

   During 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $6.5 million related to the payment of certain prepayment penalties and the write-off of unamortized deferred financing costs.

 Selected Property Financial Information

   Net Operating Income (defined as operating revenues less property operating costs) for the Company's properties was as follows:

                                                        Year Ended December 31,
                                                        ------------------------
                                                         2000     1999    1998
                                                        ------- -------- -------
                                                             (in thousands)
   Rental Properties:
     Regional Malls.................................... $16,226 $ 18,018 $17,156
     Community Centers.................................  72,783   77,920  65,379
     Single Tenants....................................   2,952    4,895   7,000
   Other Income........................................   1,312    1,045     460
                                                        ------- -------- -------
   Net Operating Income................................ $93,273 $101,878 $89,995
                                                        ======= ======== =======

   The following summarizes the percentage of leased GLA (excluding non-owned
GLA) as of:

                                                              December 31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
   Rental Properties:
     Regional Malls........................................  92.1%  90.9%  90.9%
     Community Centers.....................................  93.1   95.0   91.9
     Single Tenants........................................ 100.0  100.0  100.0
   Aggregate Portfolio.....................................  93.3   94.9   92.7

   During 2000, the Company executed community center leases for approximately 505,000 square feet. Such executed leases resulted in a decrease in the overall rent per square foot of the Company's portfolio to $11.33 per square foot at December 31, 2000 from $11.40 per square foot at December 31, 1999.

Liquidity Sources and Requirements

   On January 16, 2001, the Company repaid, in full, its 7 1/2% Convertible Subordinated Debentures (the "7 1/2% Debentures"). The 7 1/2% Debentures, which matured January 15, 2001, were issued in December 1993. The outstanding balance of $128.5 million was repaid with proceeds from the Company's Credit Facility. The outstanding balance of the Credit Facility after repayment of the 7 1/2% Debentures was $184.8 million. The Company used a combination of cash from operations, asset sales, and restructuring of debt agreements that created the availability under its Credit Facility to repay the 7 1/2% Debentures.

   On December 15, 2000, the Company executed a modification to its Credit Facility. Under the terms of the modification, the total commitment under the Credit Facility was adjusted to $193 million. The maximum advance rate against the assets pledged to the Credit Facility increased from 70% to 78% of underwritten value. Interest on the Credit Facility is based upon the loan balance as a percentage of the underwritten value of the collateral pool. If the loan-to-value is less than 70%, interest on the balance accrues at a rate equal to 250 basis points over LIBOR. The interest rate of the Credit Facility increases to 275 basis points over LIBOR and 300 basis points over LIBOR if the loan-to-value exceeds 70% and 75%, respectively. In March, 2001, as a result of the sale of four assets (see "Notes to Consolidated Financial Statements--Subsequent Events"), the outstanding balance of the Company's Credit Facility was reduced below 70% and, in addition, the maximum availability under the Credit Facility was reduced from $193 million to $170 million.

   On November 30, 2000, the Company closed on three non-recourse mortgages with total proceeds of $50.2 million. These mortgages, each secured by a single asset, have an initial term of two years with the ability to extend for an additional three years, and bear interest at LIBOR plus 230 basis points. The three properties financed, all of which are located in California, were Fullerton Town Center, La Verne Towne Center and Country Fair Shopping Center. The assets were previously part of the five-asset pool that secured a single mortgage. The proceeds from the three new mortgages and other cash were used to defease the previous mortgage at a total cost of $55 million. As a result, the two other properties under the previous mortgage, San Fernando Mission Plaza and Rosedale Village were unencumbered. Subsequently, the San Fernando Mission Plaza asset was sold and Rosedale Village was added as collateral under the Company's Credit Facility.

   On November 6, 2000, the Company repaid, in full, its $30 million of 7 1/4% Exchangeable Debentures ("7 1/4% Debentures") pursuant to the Company's optional redemption rights. The 7 1/4% Debentures had a scheduled maturity of December 27, 2003. Under the terms of the purchase agreement, the 7 1/4% Debentures could have been put to the Company as of December 27, 2000. In connection with the repayment, the Company entered into a loan with Sanwa Bank California secured by the El Camino North Shopping Center in Oceanside, California. Under the terms of the loan agreement, the Company borrowed approximately $25 million on a $38 million loan commitment. The balance of the commitment will be used to fund the redevelopment of the shopping center. The loan bears interest at LIBOR plus 250 basis points and has an initial term of 28 months with two twelve month extensions at the Company's option. The balance of the funds of approximately $5 million necessary to repay the 7 1/4% Debentures was funded through the Company's Credit Facility.

   On June 2, 2000, the Company completed a sale-leaseback transaction on its corporate office building in Manhattan Beach, California. The sale of the office building generated approximately $5 million of cash, which was used to reduce the outstanding balance on the Credit Facility. The Company entered into a long-term lease with the buyer of the property.

   In March 2000, the Company obtained a 10-year, $17.4 million mortgage, bearing interest at 8.44%, secured by the AMC Theater at Covina Town Square located in Covina, California. On April 17, 2000, the Company sold the AMC Theater located in its Covina Town Square Shopping Center for $23 million or $242 per square foot. The buyer of the theater assumed the $17.4 million mortgage that the Company obtained in March 2000. In March 2000, the Company sold a single tenant facility located in Glendora, California resulting in a $2.6 million net gain. Net proceeds from both sales of approximately $8.0 million were used to reduce the outstanding balance on the Company's Credit Facility.

   The sales discussed above totaled 16 properties during the year 2000 and included 12 community shopping centers, three single tenant facilities and a freestanding theater. Mortgage debt repaid to the lender or assumed by the buyers was approximately $188 million. Proceeds from the sales that were used to reduce the Company's Credit Facility totaled approximately $127 million. The Company recorded a total gain on the sale of properties of $21.2 million. In addition, the Company recorded an extraordinary loss on the early extinguishment of debt of $17.5 million related to the payment of certain prepayment penalties, the write-off of unamortized deferred financing costs and cost related to the defeasance of a loan with Nomura Asset Capital Corporation. The defeasance gave the Company the financial flexibility to secure single asset non cross-collateralized mortgages.

   On March 26, 2001, the Company announced a revised dividend strategy designed to enable the Company to maximize its retention of capital, reduce its leverage level, and provide financial flexibility, while maintaining its status as a real estate investment trust. Under the new dividend strategy, the Company will pay a first quarter 2001 dividend of $0.04 per share on April 20, 2001 to shareholders of record on April 2, 2001.

   Mortgage loans in the amount of $95.1 million maturing in 2002 and $89.6 million maturing in 2003, as well as significant amounts due from 2004 to 2014, may require refinancing. Additionally, the Company's Credit Facility expires in March 2002, however, the Company has the option to extend the term of the Credit Facility an additional year. The Company anticipates meeting these obligations through a combination of refinancing and asset sales.

   The Company anticipates that its cash from operations will be sufficient to cover its recurring capital and operating cash requirements in the near future. Certain elective redevelopment projects will only be commenced if the Company is successfully able to obtain separate financing for such expenditures.

Funds from Operations

   The Company considers Funds From Operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO is defined, as outlined in the October 1999 White Paper by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income plus depreciation and amortization of real estate, less gains or losses on sales of properties. Additionally, the definition also permits FFO to be adjusted for significant non-recurring items. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations and should not be considered as an alternative to those indicators in evaluating the Company's operating performance or liquidity. Further, the methodology for computing FFO utilized by the Company may differ from that utilized by other equity REITs and, accordingly may not be comparable to such other REITs.

   The Company computes FFO on both a basic and a diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Net Income (Loss)............................. $  3,773  $ 26,657  $(8,113)
   Adjustments to reconcile net loss to funds
    from operations:
   Depreciation and Amortization:
     Buildings and improvements..................   16,741    16,793   15,980
     Tenant improvements and allowances..........    5,173     5,470    5,768
     Leasing costs...............................    2,540     2,392    2,407
   Gain on Sale of Asset.........................  (21,245)  (23,991)  (1,055)
   Write-down of Asset Held for Sale.............    4,770       --    21,685
   Non-recurring charges, net....................      --      1,148      --
   Minority Interests............................      (65)    4,163   (1,634)
   Extraordinary Loss on Early Extinguishment of
    Debt.........................................   17,514     6,483      --
   Other.........................................    1,659     3,362    1,263
                                                  --------  --------  -------
   Funds from Operations, Basic and Diluted...... $ 30,860  $ 42,477  $36,301
                                                  ========  ========  =======

   Funds from operations decreased to $30.9 million for the year ended December 31, 2000, as compared to $42.5 million for the same period in 1999. The decrease in funds from operations is principally a function of asset dispositions that occurred in the latter half of 2000. During 2000 and 1998, the Company recorded an impairment loss on assets held for sale of $4.8 million and $21.7 million, respectively. In addition, the Company recorded an extraordinary loss on early extinguishment of debt of $17.5 million and $6.5 million in 2000 and 1999, respectively. Such items were not included in the computation of FFO as the Company considers them to be significant non-recurring events that, if deducted, would materially distort the comparative measurement of Company performance.

Cash Flows

   Net cash provided by operations for the year ended December 31, 2000 was $16.9 million compared to $33.7 million for the prior year, a decrease of $16.8 million. The principal reason for the decrease in net cash from operations is the properties sold during 2000, as discussed in Results of Operations above.

   Net cash provided by investing activities increased by $204.4 million to $244.2 million for the year ended December 31, 2000 from $39.8 million for the prior year. The increase is primarily the result of proceeds from the sale of 16 properties in 2000 as previously discussed.

   Net cash used by financing activities increased by $185.3 million to $260.2 million from $74.9 million primarily due to repayments on the Company's Credit Facility, payments on mortgage financing and retirement of the $30 million of 7 1/4% Exchangeable Subordinated Debentures.

   Net cash provided by operations for the year ended December 31, 1999 was $33.7 million compared to $32.5 million for the same period of 1998. The principal reasons for the increase in net cash from operations are discussed in Results of Operations above.

   Net cash provided by investing activities for the year ended December 31, 1999 was $39.8 million compared to cash used by investing activities of $219.4 million for the same period of 1998. This change was a result of the acquisition of 19 properties in 1998 compared to the acquisition of 1 property and the sale of 8 properties in 1999. Net cash used by financing activities was $74.9 million for the year ended December 31, 1999, compared to cash provided of $189.9 million from the prior year. The change from cash provided to cash used is a result of the purchase of OP units and an increase in restricted cash during 1999. In addition, during 1999 the Company received $33.9 million from the sale of common stock to LFREI compared to $141.0 million in the prior year.

Inflation

   The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses enabling the Company to receive percentage rents based upon tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates if rents are below then-existing market rates. Many of the Company's leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

Adoption of Accounting Standards

   New Accounting Pronouncements--Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, will be effective for the Company as of January 1, 2001. SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company's derivative positions held at December 31, 2000 are considered immaterial. The adoption of this standard does not have a material impact on the Company's results of consolidated operations or its financial position.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B to defer the effective date for implementation of SAB 101 until the fourth quarter of fiscal 2000. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR-based interest rates as interest on the Company's Credit Facility of $53.3 million as well as mortgage notes of $108.6 million are tied to various LIBOR interest rates. The Credit Facility matures March 31, 2002. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $120.1 million of the Company's debt is based on a weighted average fixed rate of 8.9%. As a result, the Company will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incurs substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are tied to a general index of AAA-rated tax-free municipal bonds.

   The following table provides information about the Company's interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of December 31, 2000 (dollars in thousands):

                                                                                            Fair
                                                                                           Market
 As of December 31, 2000    2001     2002     2003     2004    2005  Thereafter  Total     Value
 -----------------------  --------  -------  -------  -------  ----- ---------- --------  --------
Interest Rate Sensitive
 Liabilities:
 Credit Facility........            $53,344                                     $ 53,344  $ 53,344
 Interest Rate..........             LIBOR+                                       LIBOR+
                                       2.75%                                        2.75%
 Variable Rate Debt.....            $33,456  $75,185                            $108,641  $108,641
 Interest Rate..........             LIBOR+   LIBOR+                              LIBOR+
                                       2.50%    2.37%                               2.40%
 Fixed Rate Debt........  $  8,125  $ 9,102  $15,232                  $ 87,608  $120,067  $124,063
 Weighted Average
  Interest Rate.........      8.25%   10.45%  10.375%                     8.48%     8.83%
Tax Exempt
 Certificates...........                                              $ 36,000  $ 36,000  $ 36,000
 Weighted Average
  Interest Rate.........                                                 5.110%    5.110%
                                                                                            Fair
                                                                                           Market
 As of December 31, 1999    2000     2001     2002     2003    2004  Thereafter  Total     Value
 -----------------------  --------  -------  -------  -------  ----- ---------- --------  --------
Interest Rate Sensitive
 Liabilities:
 Credit Facility........  $158,075                                              $158,075  $144,636
 Average Interest Rate..    LIBOR+                                                LIBOR+
                              1.38%                                                 1.38%
 Variable Rate debt.....                     $69,465                            $ 69,465  $ 69,465
 Interest Rate..........                      LIBOR+                              LIBOR+
                                                2.50%                               2.50%
 Fixed Rate Debt........            $ 8,182  $ 9,254  $15,573         $227,919  $260,928  $265,251
 Weighted Average
  Interest Rate.........               8.25%   10.45%   10.38%            8.63%     8.79%
Tax Exempt
 Certificates...........                                              $ 36,000  $ 36,000  $ 36,000
 Weighted Average
  Interest Rate.........                                                  5.28%     5.28%

Item 8.  Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Center Trust, Inc.:

   We have audited the accompanying consolidated balance sheets of Center Trust, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14.A.2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
March 30, 2001

                                  CENTER TRUST

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                       (in thousands, except share data)

                                                           2000        1999
                                                         ---------  ----------
                         ASSETS
                         ------
Rental properties (Notes 2, 3, and 4)................... $ 776,667  $1,030,689
  Accumulated depreciation and amortization.............  (136,828)   (143,610)
                                                         ---------  ----------
Rental properties, net..................................   639,839     887,079
Cash and cash equivalents (Note 2)......................     6,164       5,204
Tenant receivables, net (Note 2)........................    11,920       8,508
Other receivables (Note 2)..............................     5,603       6,181
Restricted cash (Note 4)................................     9,531      20,577
Deferred charges, net (Note 2)..........................    18,030      20,966
Other assets............................................     3,492       3,305
                                                         ---------  ----------
  Total................................................. $ 694,579  $  951,820
                                                         =========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
LIABILITIES:
  Secured debt (Notes 4 and 9).......................... $ 318,052  $  524,468
  7 1/2% Convertible subordinated debentures (Notes 5, 9
   and 13)..............................................   128,548     128,548
  7 1/4% Exchangeable subordinated debentures (Notes 5
   and 9)...............................................       --       30,000
  Accrued dividends and distributions (Note 6)..........     6,035       9,963
  Accrued interest......................................     5,827       5,441
  Accounts payable and other accrued expenses...........    10,161       6,760
  Accrued construction costs............................     1,060       1,753
  Tenant security and other deposits....................     1,797       2,189
                                                         ---------  ----------
    Total liabilities...................................   471,480     709,122
                                                         ---------  ----------
MINORITY INTERESTS (Notes 1 and 2):
  Operating partnership (2,015,692 and 1,654,725 units
   issued as of December 31, 2000 and 1999,
   respectively)........................................    15,075      14,091
  Other minority interests..............................     1,620       1,319
                                                         ---------  ----------
    Total minority interests............................    16,695      15,410
                                                         ---------  ----------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Notes 6 and 7):
  Common stock ($.01 par value, 100,000,000 shares
   authorized;
    26,721,226 and 26,647,968 shares issued and
     outstanding at
    December 31, 2000 and 1999, respectively)...........       266         266
  Additional paid-in capital............................   359,419     361,412
  Accumulated distributions and deficit.................  (153,281)   (134,390)
                                                         ---------  ----------
    Total stockholders' equity..........................   206,404     227,288
                                                         ---------  ----------
    Total............................................... $ 694,579  $  951,820
                                                         =========  ==========

                 See Notes to Consolidated Financial Statements

                                  CENTER TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      Three Years Ended December 31, 2000
                    (in thousands, except per share amounts)

                                                     2000      1999     1998
                                                    -------  --------  -------
REVENUES (Note 2):
  Rental revenues.................................  $95,082  $105,410  $94,756
  Expense reimbursements..........................   30,527    32,387   28,909
  Percentage rents................................    1,844     2,103    1,728
  Other income (Note 2)...........................    9,320     4,986    5,102
                                                    -------  --------  -------
      Total revenues..............................  136,773   144,886  130,495
                                                    -------  --------  -------
EXPENSES:
  Interest (Notes 2, 4 and 5).....................   57,177    54,649   48,385
  Property operating costs:
    Common area...................................   20,960    21,217   20,393
    Property taxes................................   13,119    14,505   12,477
    Leasehold rentals (Note 11)...................    1,295     1,681    1,652
    Marketing.....................................    1,454     1,188      685
    Other operating...............................    6,672     4,417    5,293
  Depreciation and amortization (Note 2)..........   24,959    24,854   24,313
  Impairment of assets held for sale (Note 3).....    4,770       --    21,685
  General and administrative......................    5,723     8,440    5,835
                                                    -------  --------  -------
      Total expenses..............................  136,129   130,951  140,718
                                                    -------  --------  -------
INCOME (LOSS) BEFORE OTHER ITEMS..................      644    13,935  (10,223)

NET GAIN ON SALE OF RENTAL PROPERTIES (Note 3)....   21,245    23,991    1,055
MINORITY INTERESTS (Note 2):
  Operating partnership...........................     (301)   (4,497)   1,323
  Other minority interests........................     (301)     (289)    (268)
                                                    -------  --------  -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...........   21,287    33,140   (8,113)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT
 (Note 4).........................................  (17,514)   (6,483)     --
                                                    -------  --------  -------
NET INCOME (LOSS).................................  $ 3,773  $ 26,657  $(8,113)
                                                    =======  ========  =======
BASIC AND DILUTED INCOME (LOSS) PER SHARE (Note
 2):
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.........  $  0.80  $   1.29  $ (0.38)
  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT (Note 5)...............................    (0.66)    (0.25)     --
                                                    -------  --------  -------
  NET INCOME (LOSS)...............................  $  0.14  $   1.04  $ (0.38)
                                                    =======  ========  =======

                See Notes to Consolidated Financial Statements.

                                  CENTER TRUST

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Three Years Ended December 31, 2000
                       (in thousands, except share data)

                            Common Stock
                          ------------------ Additional  Accumulated      Total
                          Number of           Paid-In   Distributions Stockholders'
                            Shares    Amount  Capital    and Deficit     Equity
                          ----------  ------ ---------- ------------- -------------
JANUARY 1, 1998.........  15,664,814   $157   $223,972    $ (82,675)    $141,454
Issuance of common stock
 (Note 1)...............   9,400,000     94    140,906          --       141,000
Exercise of stock
 options (Note 7).......       2,120    --          25          --            25
Reclassification to
 redeemable common stock
 .......................     (80,000)    (1)    (1,517)         --        (1,518)
Restricted stock grants
 (Note 7)...............     207,459      2     1, 489          --         1,491
Common stock repurchased
 (Note 6)...............    (436,700)    (4)    (5,177)         --        (5,181)
Adjustment to minority
 interest in OP
 (Note 2)...............      (1,000)   --      (5,417)         --        (5,417)
Net loss................         --     --         --        (8,113)      (8,113)
Dividends declared (Note
 6).....................         --     --         --       (33,273)     (33,273)
                          ----------   ----   --------    ---------     --------
DECEMBER 31, 1998.......  24,756,693    248    354,281     (124,061)     230,468
Issuance of common stock
 (Note 1)...............   2,260,232     22     33,881          --        33,903
Conversion of OP units
 and convertible
 debentures into common
 stock and
 adjustment to minority
 interest in OP
 (Note 2)...............      62,597      1    (19,717)         --       (19,716)
Restricted stock grants
 (Notes 7)..............     547,446      5      3,042          --         3,047
Common stock repurchased
 (Note 6)...............    (979,000)   (10)   (10,075)         --       (10,085)
Net income..............         --     --         --        26,657       26,657
Dividends declared (Note
 6).....................         --     --         --       (36,986)     (36,986)
                          ----------   ----   --------    ---------     --------
DECEMBER 31, 1999.......  26,647,968    266    361,412     (134,390)     227,288
Adjustment to minority
 interest in OP
 (Note 2)...............          --    --      (3,654)         --        (3,654)
Restricted stock grants
 (Note 7)...............      73,258    --       1,661          --         1,661
Net income..............         --     --         --         3,773        3,773
Dividends declared (Note
 6).....................         --     --         --       (22,664)     (22,664)
                          ----------   ----   --------    ---------     --------
DECEMBER 31, 2000.......  26,721,226   $266   $359,419    $(153,281)    $206,404
                          ==========   ====   ========    =========     ========


                See Notes to Consolidated Financial Statements.

                                  CENTER TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Years Ended December 31, 2000
                                 (in thousands)

                                                 2000       1999       1998
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................... $   3,773  $  26,657  $  (8,113)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities.................................
    Depreciation and amortization of rental
     properties...............................    24,959     24,854     24,313
    Amortization of deferred financing costs..     2,644      3,158      2,898
    Amortization of deferred expenses.........       710      3,362        958
    Net gain on sale of rental properties.....   (21,245)   (23,991)    (1,055)
    Impairment of assets held for sale........     4,770        --      21,685
    Loss on early extinguishment of debt......    17,514      6,483        --
    Minority interests in operations..........       602      4,786     (1,055)
  Net changes in operating assets and
   liabilities................................   (16,815)   (11,598)    (7,103)
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................    16,912     33,711     32,528
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of rental properties.....   257,430     76,101      5,357
  Construction and development costs..........   (13,205)   (17,333)   (21,039)
  Acquisition of rental properties............       --     (18,975)  (203,748)
                                               ---------  ---------  ---------
      Net cash provided by (used in) investing
       activities.............................   244,225     39,793   (219,430)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal amortization on mortgage
   financing..................................    (3,940)    (4,304)    (3,813)
  Principal payments on mortgage financing....  (189,472)   (90,451)       --
  Proceeds from mortgage financing............    92,575    165,144        --
  Borrowings on secured line of credit........   207,778    147,336    213,568
  Repayments of secured line of credit........  (312,509)  (190,156)  (121,400)
  Repurchase of common stock..................       --     (20,115)    (5,181)
  Proceeds from sale of common stock..........       --      33,903    141,025
  Repurchase of OP units......................       --     (48,142)       --
  Repurchase of exchangeable debentures.......   (30,000)       --         --
  Repurchase of convertible debentures........       --      (9,561)       --
  Costs of obtaining financing................    (6,092)    (1,302)      (939)
  (Increase) decrease in restricted cash......    11,046    (15,140)     3,998
  Dividends to shareholders...................   (26,399)   (36,778)   (29,962)
  Distributions to minority interests.........    (3,164)    (5,370)    (7,371)
                                               ---------  ---------  ---------
      Net cash (used in) provided by financing
       activities.............................  (260,177)   (74,936)   189,925
                                               ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..................................       960     (1,432)     3,023
CASH AND CASH EQUIVALENTS, AT BEGINNING OF
 YEAR.........................................     5,204      6,636      3,613
                                               ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, AT END OF YEAR..... $   6,164  $   5,204  $   6,636
                                               =========  =========  =========
NON-CASH TRANSACTIONS:
  Fair value of debt assumed to acquire
   properties.................................       --         --   $  95,955
                                               =========  =========  =========
  Issuance of operating partnership units to
   acquire properties.........................       --   $  (1,999) $  11,190
                                               =========  =========  =========

                See Notes to Consolidated Financial Statements.

                                 CENTER TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Three Years Ended December 31, 2000

1. Organization and Business

   Center Trust, Inc. (the "Company"), a Maryland corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of retail shopping centers in the western United States.

   As of December 31, 2000, the Company owned a portfolio comprised of interests in 41 retail shopping centers (the "Properties"). The Company's ownership interest in the Properties is held through various partnership interests. The Company is the sole general partner of CT Operating Partnership, L.P., a California limited partnership (the "Operating Partnership" or "OP") and owns an 93.2% interest therein. Of the 41 Properties, 39 are owned directly by the Operating Partnership. Two of the Properties are owned by partnerships in which the OP has a general partner interest, including a 75% interest in Willowbrook Center Partnership and a 34% effective interest in Vermont Slauson Shopping Center, LTD each of which own one asset. For purposes of securing various mortgages, the OP has created a series of single purpose entities. Of the 39 properties owned by the OP, ownership of 14 of these properties is held in 11 separate wholly-owned single-purpose entities.

   The Company conducts substantially all of its operations through the Operating Partnership and generally has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

   During the year 2000, the Company sold 16 properties, including 12 community shopping centers, three single tenant facilities and a freestanding theater. The proceeds from these sales were used to reduce the amount outstanding under the Company's secured line of credit. In November 2000, the Company repaid, in full, its 7 1/4% Exchangeable Subordinated Debentures and in January 2001, the Company repaid, in full, its 7 1/2% Convertible Subordinated Debentures.

   On June 1, 1997 the Company entered into a Stock Purchase Agreement (the "Agreement") with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC, (together "LFREI"). Pursuant to the Agreement, LFREI purchased 15,666,666 shares of common stock of the Company at a price of $15.00 per share for an aggregate purchase price of $235 million. As of December 31, 2000, LFREI owned 58.6% of the outstanding common stock of the Company.

   Subject to certain restrictions, in the event that the Company issues or sells shares of capital stock for cash, LFREI will be entitled to purchase or subscribe for, either as part of such issuance or in a concurrent issuance, that portion of the total number of shares to be issued equal to LFREI's proportionate holdings of common stock of the Company prior to such issuance (but not to exceed 37.5% of the offering).

   For a period of five years from August 14, 1997 (the "Standstill Period") and for any additional standstill extension term, LFREI and its affiliates have agreed, pursuant to a Stockholders Agreement with the Company, not to (i) purchase or acquire beneficial ownership of more than 49.9% of the outstanding shares of common stock of the Company (subject to certain exceptions), on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of common stock of the Company except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company's capital stock), or (iii) vote its shares in such fashion. As used herein, the term "Adjusted Fully Diluted Basis" shall mean on a diluted basis, except that shares of common stock of the Company issuable upon exercise of options granted under management benefit plans shall not be included. In addition, during the Standstill Period, LFREI and its affiliates have agreed to vote all shares of Company common stock owned by

                                 CENTER TRUST

                      Three Years Ended December 31, 2000

them that represent aggregate ownership in excess of 40% of the outstanding shares of Company common stock either (i) in accordance with the recommendation of our board of directors or (ii) proportionally in accordance with the votes of the other holders of Company common stock. Since as of December 31, 2000, as a result of stock repurchases and other transactions by the Company, LFREI owned 54.5% of the common stock of the Company on an Adjusted Fully Diluted Basis, under the terms of the Stockholders Agreement, LFREI's right to freely vote its common stock at its discretion was limited to 73.4% of its total holdings. LFREI and its affiliates must vote the remainder of their holdings either (i) in accordance with the recommendation of our board of directors or (ii) proportionally in accordance with the votes of the other holders of Company common stock. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of common stock of the Company upon exercise of management stock options), then LFREI would be allowed to acquire additional shares of common stock of the Company, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company's board of directors. Although LFREI will not be able to take action on behalf of the Company without the concurrence of at least one of the other members of the Company's board of directors, they may be able to exert substantial influence over the Company's affairs. On March 26, 2001, the Company announced that it had granted LFREI a limited waiver of certain other restrictions that were to run for the Standstill Period. The effect of the waiver is to permit, under the control of the board of directors, LFREI to initiate and engage in discussions with third parties concerning certain change of control-type transactions involving the Company. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

2. Significant Accounting Policies

   The Company's significant accounting policies are as follows:

   Basis of Presentation--The accompanying financial statements include the accounts of the Company and the OP on a consolidated basis. All significant intercompany transactions and balances have been eliminated in the consolidated presentation.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Minority Interests--Included in minority interest for the years ended December 31, 2000, 1999 and 1998 is the 6.8%, 5.8% and 16.4% interests, respectively, in the results of the OP which are owned by various third parties. At December 31, 2000, 1999 and 1998, 2,015,692, 1,654,725 and
4,978,240 OP Units were held by the limited partners, respectively. The OP Units are exchangeable, subject to maintaining the Company's status as a REIT, on a one-for-one basis for shares of the Company's common stock.

   Adjustments have been made to the minority interest balance in the OP to properly reflect their ownership interests in the Company. During 2000, 1999 and 1998, adjustments of $3,654,000, $19,716,000 and $5,417,000 were recorded, respectively. The adjustments are a result of either the purchase or issuance of additional shares of common stock and OP Units, and the conversion of OP Units into common stock.

   Other minority interest includes the limited partners' share of equity in two properties. The two properties in which the OP has a general partner interest are Kenneth Hahn Plaza (75% interest) and Vermont-Slauson

                                 CENTER TRUST

                      Three Years Ended December 31, 2000

Shopping Center (34% interest). Consolidation accounting is applied to both of the above partnerships as the OP is deemed to have control over the operations of the properties.

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

   The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss equal to the difference between the estimated fair value and the carrying amount of the asset.

   Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period. Interest capitalized during the years ended December 31, 2000, 1999 and 1998 amounted to $836,000, $735,000 and $734,000, respectively. Cash paid for interest, net of capitalized interest costs, was $56,791,000, $52,479,000 and $45,218,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

   Deferred Charges--Deferred charges include deferred leasing and financing costs. Leasing costs include an allocation of certain internal costs associated with the execution of leases and third-party leasing commissions. Such costs are amortized on the straight-line basis over the initial lives of the leases, which range from 5 to 20 years. Deferred financing costs are amortized over the terms of the respective loans.

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
  Deferred financing costs.................................. $ 18,346  $ 19,405
  Deferred leasing costs....................................   18,189    19,379
                                                             --------  --------
  Total deferred charges....................................   36,535    38,784
  Accumulated amortization..................................  (18,505)  (17,818)
                                                             --------  --------
  Deferred charges, net..................................... $ 18,030  $ 20,966
                                                             ========  ========

                                 CENTER TRUST

                      Three Years Ended December 31, 2000


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

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
  Billed tenant receivables................................... $10,964  $ 6,275
  Allowance for uncollectible rent............................  (2,592)  (1,531)
                                                               -------  -------
  Net billed tenant receivables...............................   8,372    4,744
                                                               -------  -------
  Unbilled deferred rent......................................   6,014    9,248
  Allowance for unbilled deferred rent........................  (2,466)  (5,484)
                                                               -------  -------
  Net unbilled deferred rent..................................   3,548    3,764
                                                               -------  -------
  Total tenant receivables, net............................... $11,920  $ 8,508
                                                               =======  =======

Included in billed tenant receivables are (1) additional rentals based on common area maintenance expenses and certain other expenses which are accrued in the period in which the related expense is incurred and (2) percentage rents which are accrued on the basis of reported tenant sales.

   Other Income--In connection with the development of the Media City Center, commitments in the form of promissory notes (terminating in 2016) were received from the Redevelopment Agency of the City of Burbank (the "Burbank Agency") aggregating $51,500,000 (plus interest, subject to certain reductions, as defined). Such notes are repayable by the Burbank Agency out of incremental sales and property taxes associated with certain defined parcels within the property. Management considers amounts receivable under these notes to be contingent in nature and accordingly has not recorded the notes receivable as assets. Other income has been recorded with respect to these commitments generally in proportion to the recording of property tax expense. Included in other income in connection with such commitments for the years ended December 31, 2000, 1999 and 1998 is $2,713,000, $2,721,000 and
$2,633,000, respectively. At December 31, 2000 and 1999, other receivables with respect to such commitments from the Burbank Agency were $2,987,000 and $2,324,000, respectively.

   Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton, Chino, and Upland, other income was recognized for the years ended December 31, 2000, 1999 and 1998 of $493,000, $493,000 and
$198,000, respectively.

   Income Taxes--The Company has elected to be taxed as a REIT under the Internal Revenue Code, commencing with the taxable year ended December 31, 1993. If the Company qualifies as a REIT, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income (90% for taxable years beginning after December 31, 2000), as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

   As of December 31, 2000 and 1999, the net tax basis of the Properties was approximately $56,852,000 and $91,594,000 respectively, less than the net book basis of such assets.

                                 CENTER TRUST

                      Three Years Ended December 31, 2000


   Earnings Per Share--Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued. The basic and diluted weighted average number of shares of common stock used in the computation for the years ended December 31, 2000, 1999 and 1998 were 26,676,641, 25,696,646 and 21,519,034, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented would be entirely a result of outstanding options issued under the Company's Amended and Restated 1993 Stock Option and Incentive Plan and the conversion of the Debentures. If the shares were dilutive, the weighted average shares outstanding for the years ended December 31, 2000, 1999, and 1998 would increase by 8,468,652, 9,120,523 and 9,366,611 shares, respectively. Basic and diluted earnings per share were the same for all periods presented.

   Segment Information--The Company operates in one segment, retail operating properties.

   Reclassifications--Certain amounts have been reclassified in the 1999 and 1998 financial statements to conform to the 2000 financial statement presentation.

   New Accounting Pronouncements--Statement of Financial Accounting Standards
(SFAS) No. 133, as amended, will be effective for the Company as of January 1, 2001. SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company's derivative positions held at December 31, 2000 are considered immaterial. The adoption of this standard does not have a material impact on the Company's results of consolidated operations or its financial position.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B to defer the effective date for implementation of SAB 101 until the fourth quarter of fiscal 2000. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

                                 CENTER TRUST

                      Three Years Ended December 31, 2000


3. Rental Properties

   Rental properties consist of the following:

                                                               December 31,
                                                            -------------------
                                                              2000      1999
                                                            --------  ---------
                                                              (in thousands)
   Land.................................................... $176,338  $ 276,812
   Leasehold interests.....................................   15,920     18,772
   Site improvements.......................................   42,885     47,473
   Buildings and improvements..............................  535,499    684,953
   Construction in process.................................    6,025      2,679
                                                            --------  ---------
   Rental properties, at cost..............................  776,667  1,030,689
   Less: Accumulated depreciation and amortization......... (136,828)  (143,610)
                                                            --------  ---------
   Rental properties, net.................................. $639,839  $ 887,079
                                                            ========  =========

   During 2000, the Company sold 12 community shopping centers, three single tenant facilities and a freestanding theater. Gross proceeds from the sales were $271.2 million. Net proceeds received were $127 million after pay-down of debt or assumption of debt by the buyer of $188 million (see Note 4--Secured Debt for additional discussion). In connection with the repayment of this debt, the Company recorded an extraordinary loss on the early extinguishment of debt of $17.5 million related to the payment of certain prepayment penalties and the write-off of unamortized deferred financing costs. The total gain on the sale of assets recognized during the year was $21.2 million.

   Combined revenues from the sold properties of $31.1 million represented 23% of total revenues for the year-ended December 31, 2000. Net operating income ("NOI") from the same properties of $27.4 million represents 27% of total Company NOI for the year.

   On June 2, 2000, the Company completed a sale-leaseback transaction on its corporate office building in Manhattan Beach, California. The sale of the office building generated approximately $5 million of cash. The Company entered into a long-term lease with the buyer of the property.

   During 1999, the Company completed one acquisition, acquiring Randolph Plaza, a 180,000 square foot community shopping center located in Tucson, Arizona for approximately $9.5 million. In addition, the Company sold
3 community shopping centers and 5 single tenant facilities. Net proceeds from the sales were $76.1 million. In connection with the repayment of the debt on properties sold, the Company recorded an extraordinary loss on the early extinguishment of debt of $6.5 million related to the payment of certain prepayment penalties and the write-off of unamortized deferred financing costs. The total gain on the sale of assets recognized during the year was $24.0 million.

   As of December 31, 2000, the Company recorded an impairment of assets held for sale of $4.8 million. The write down resulted from the Company's decision to sell the Center of El Centro located in El Centro, California and Madera Marketplace located in Madera, California for a combined total of approximately $20 million. Carrying value of these assets, adjusted for anticipated closing and other costs was $24.5 million at December 31, 2000.

                                 CENTER TRUST

                      Three Years Ended December 31, 2000


4. Secured Debt

                                                                 December 31,
                                                               -----------------
                                                                 2000     1999
                                                               -------- --------
                                                                (in thousands)
Secured line of credit.......................................  $ 53,344 $158,075
Notes payable to life insurance companies--interest only and interest plus principal; rates ranging from 8.25% to 10.45%;
 maturing May 2001 through April 2014; non-recourse..........    38,069   62,919
Notes payable to financial institutions--principal and
 interest paid monthly, at interest rates ranging from 7.75%
 to 9.68%; maturing June 2002 through November 2009; non-
 recourse....................................................   176,647  238,413
Notes payable to pension funds--principal and interest paid
 monthly at 10.90% and 11.45%; maturing October 2006; non-
 recourse....................................................    13,992   29,061
Floating rate tax-exempt certificates of participation--
 interest only at effective rate of 5.03%; maturing December
 2014 through December 2015; non-recourse....................    36,000   36,000
                                                               -------- --------
                                                               $318,052 $524,468
                                                               ======== ========

   On December 15, 2000, the Company executed a modification to its Credit Facility. Under the terms of the modification, the total commitment under the credit facility was adjusted to $193 million. The maximum advance rate against the assets pledged to the facility increased from 70% to 78% of underwritten value. Interest on the facility is based upon the loan balance as a percentage of the underwritten value of the collateral pool. If the loan to value is less than 70%, interest on the balance accrues at a rate equal to 250 basis points over LIBOR. The interest rate of the Credit Facility increases to 275 basis points over LIBOR and 300 basis points over LIBOR if the loan-to-value exceeds 70% and 75%, respectively. Subsequent to December 31, 2000, the outstanding balance of the Company's Credit Facility was reduced below 70% and the maximim availability under the Credit Facility was reduced from $193 million to $170 million.

   Borrowings under the Credit Facility are secured by first mortgage liens on Media City Center, Medford Shopping Center, Ross Center, Madera Marketplace, Vancouver Park Place, Sunrise Place, Marshall's Plaza, Silverdale Shopping Center, Frontier Village, Rheem Valley, Southern Palms and Rosedale Village. As properties are acquired, they may be added to the security of the Credit Facility, thereby increasing the amount available to the Company. The Credit Facility is subject to certain conditions, the violation of which may affect its terms.

   On November 30, 2000, the Company closed on three non-recourse mortgages with total proceeds of $50.2 million. These mortgages, each secured by a single asset, have an initial term of two years with the ability to extend for an additional three years, and bear interest at LIBOR plus 230 basis points. The three properties financed, all of which are located in California, were Fullerton Town Center, La Verne Towne Center and Country Fair Shopping Center. The assets were previously part of the five-asset pool that secured a single mortgage. The proceeds from the three new mortgages and other cash were used to repay the loan at a total cost of $55 million. As a result, two properties, San Fernando Mission Plaza and Rosedale Village were unencumbered. Subsequently, San Fernando Mission Plaza was sold and Rosedale Village was added as collateral under the Company's Credit Facility.

   In connection with the repayment of the Company's $30 million of Exchangeable Subordinated Debentures on November 6, 2000 (see Note 5), the Company entered into a loan with Sanwa Bank California secured by the El Camino North Shopping Center in Oceanside, California. Under the terms of the loan agreement, the Company borrowed approximately $25 million on a $38 million loan commitment. The balance of the loan

                                 CENTER TRUST

                      Three Years Ended December 31, 2000

commitment will be used to fund the redevelopment of the shopping center. The loan bears interest at LIBOR plus 250 basis points and has an initial term of 28 months with two twelve month extension options.

   In connection with the sale of assets, approximately $188 million of mortgage debt was repaid to the lender or assumed by buyers during 2000.

   The Company recorded an extraordinary loss on the early extinguishment of debt of $17.5 million related to the payment of certain prepayment penalties, the write-off of unamortized deferred financing costs and costs related to the defeasance of a loan with Nomura Asset Capital Corporation.

   The remaining notes payable are secured by deeds of trust and the assignment of rents and leases associated with 29 properties. Certain of the non-recourse notes payable are subject to certain conditions, the violation of which may result in additional recourse being available to the lenders. Certain of the loans are subject to substantial prepayment penalties, as defined in the respective loan agreements (See Note 11).

   Aggregate future principal payments as of December 31, 2000 are as follows:

   Years Ending
   December 31,
   ------------
                                                                  (in thousands)
   2001..........................................................    $ 10,871
   2002..........................................................      97,734
   2003..........................................................      91,750
   2004..........................................................       2,269
   2005..........................................................       2,399
   Thereafter....................................................     113,029
                                                                     --------
     Total.......................................................    $318,052
                                                                     ========

   Restricted cash at December 31, 2000 and 1999 includes reserve funds established in connection with the tax exempt financing. In addition, restricted cash includes funds restricted for the completion of certain construction projects. Interest income on such funds accrues to the benefit of the Company. Restricted cash disbursements require the approval of the trustees of the respective obligations. The floating rate tax-exempt certificate of participation requires the Company to maintain letters of credit equal to the balance outstanding.

5. Subordinated Debentures

   In conjunction with the Company's formation, it issued 7 1/2% Convertible Subordinated Debentures, Series A and Series B which mature on January 15, 2001. The Convertible Debentures were convertible at any time after issuance and prior to maturity, into shares of Common Stock of the Company at a conversion price of $18.00 per share, subject to adjustment under certain conditions. The Convertible Debentures were not redeemable by the Company prior to maturity, except for certain reasons primarily intended to protect the Company's status as a REIT. Interest on the Convertible Debentures was payable semi-annually in arrears on January 15 and July 15.

   The Convertible Debentures were unsecured general obligations of the Company, subordinate to all existing and future senior indebtedness of the Company, as defined. The Convertible Debentures were effectively subordinated to all indebtedness of the OP.

                                 CENTER TRUST

                      Three Years Ended December 31, 2000


   On January 16, 2001, the Company repaid, in full, its 7 1/2% Convertible Subordinated Debentures. The 7 1/2% Debentures, which matured January 15, 2001, were issued in December 1993. The outstanding balance of $128.5 million was repaid with proceeds from the Company's Credit Facility.

   Also in conjunction with the Company's formation, the OP issued $30 million of 7 1/4% Exchangeable Subordinated Debentures which matured on December 27, 2003 and were secured by one of the Company's properties. The Exchangeable Debentures were exchangeable at any time for Common Stock of the Company at an exchange price of $18.00 per share, except for certain reasons, primarily intended to protect the Company's status as a REIT. Interest on the Exchangeable Debentures was payable semi-annually in arrears on June 27 and December 27.

   On November 6, 2000, the Company repaid, in full, its 7 1/4% Exchangeable Debentures at par, pursuant to the Company's optional redemption rights. Under the terms of the debenture agreement, the debentures could have been put to the Company as of December 27, 2000.

6. Stockholders' Equity

   In addition to Common Stock, the Company's charter authorizes the issuance of 10,000,000 shares of Preferred Stock, par value $.01 per share. No such shares were issued or outstanding as of December 31, 2000 and 1999. The authorized shares of Common Stock are 100 million at December 31, 2000.

   During the year ended December 31, 2000, the Company declared four quarterly distributions of $0.21 per share. During each of the years ended December 31, 1999 and 1998, the Company declared four quarterly distributions of $0.36 per share.

   In October 1998, the board of directors of the Company authorized the Company to repurchase up to $25 million of its common stock through the open market or in privately negotiated transactions over a period of twelve months. During 2000, the Company did not repurchase any shares of common stock. During 1999 and 1998, the Company repurchased 979,000 and 436,700 shares, respectively, shares for an aggregate cost of $15,266,000 including commissions and other costs.

7. Stock Option and Incentive Plan

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

                                  CENTER TRUST

                      Three Years Ended December 31, 2000


   Following is a summary of the stock option activity for the three years ended December 31, 2000:

                                                     Shares     Weighted Average
                                                  Under Options  Exercise Price
                                                  ------------- ----------------
   January 1, 1998...............................   1,026,383       $15.120
     Granted.....................................     948,189       $15.600
     Exercised...................................      (2,120)      $11.661
     Cancelled...................................    (160,685)      $14.535
                                                   ----------
   December 31, 1998.............................   1,811,767       $15.284
     Granted.....................................     530,000       $10.011
     Cancelled...................................  (1,014,058)      $15.608
                                                   ----------
   December 31, 1999.............................   1,327,709       $13.149
     Cancelled...................................        (612)      $11.668
                                                   ----------
   December 31, 2000.............................   1,327,097       $13.150
                                                   ==========

   As of December 31, 2000, 1999 and 1998 options exercisable totaled 799,739, 547,168 and 606,758, respectively.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                            Number                     Weighted Average     Number
                          Outstanding Weighted Average    Remaining      Exercisable   Weighted Average
Range of Exercise Prices  At 12/31/00  Exercise Price  Contractual Life As of 12/31/00  Exercise Price
------------------------  ----------- ---------------- ---------------- -------------- ----------------
$10.000.................     525,000      $10.000            8.88          131,250         $10.000
$11.125-$15.000.........     541,997      $14.006            6.49          416,764         $13.797
$15.500-18.000..........     260,100      $17.724            3.66          251,725         $17.786
                           ---------                                       -------
                           1,327,097      $13.149            6.88          799,739         $14.429
                           =========                                       =======

                                 CENTER TRUST

                      Three Years Ended December 31, 2000


   The weighted average fair value of the stock options granted during 1999 and 1998 were $0.62 and $2.80, respectively. There were no options granted by the Company in 2000. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and incentive plan. Accordingly, no compensation cost has been recognized as a result of its initial granting of Stock Options. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" the Company's net income (loss) and income (loss) per share for each of the periods would have been equal to the pro forma amounts indicated below:

                                                              Year Ended
                                                             December 31,
                                                        ----------------------
                                                         2000   1999    1998
                                                        ------ ------- -------
                                                        (in thousands, except
                                                          per share amounts)
Net Income (loss):
  As reported.......................................... $3,773 $26,657 $(8,113)
  Pro forma............................................ $3,546 $26,369 $(8,554)
Net Income (loss) per share, basic:
  As reported.......................................... $ 0.14 $  1.04 $ (0.38)
  Pro forma............................................ $ 0.13 $  1.03 $ (0.40)

   The fair value of options granted under the Company's Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2000, 1999, and 1998, respectively: expected life of five years; risk free interest rate of 6.71%, 6.34% and 4.63%; expected dividend yield of 17.9%, 13.3% and 10.11%; and expected volatility of 138.2%, 26.5% and 37.3%.

   During 2000 and 1999, the Company granted 73,258 and 547,446 shares, respectively, of restricted common stock to certain key employees. As holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions, such restricted stock is considered to be issued and outstanding. Restrictions on 200,000 shares will expire after seven years. The expiration of the restrictions can be accelerated under certain circumstances at the direction of the compensation committee of the board of directors. Unamortized compensation expense related to unearned restricted stock of $0.9 million and $1.5 million was recorded as of December 31, 2000 and 1999, respectively, based on the market value of the shares on the date issuance and is reflected in stockholders' equity. Restrictions of the remaining 300,000 shares of restricted stock can be lifted by the compensation committee based on the achievement of certain performance goals. Compensation expense will be recognized at the point in time that the restrictions are lifted based on the stock price on such date. During 2000 and 1999, the company recorded compensation expense of $1,661,000 and $3,362,000, respectively, related to the amortization of deferred compensation.

   During 1998, 162,425 shares of restricted stock were granted which vest over three years. During 1998 the Company recorded compensation expense of $958,000 related to the amortization of deferred compensation.

                                 CENTER TRUST

                      Three Years Ended December 31, 2000


8. Future Minimum Rent

   The Company has operating leases with tenants that expire at various dates through 2037 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options and provide certain potential allowances during the initial lease-up period. Leases also provide for additional or contingent rents based on certain operating expenses as well as tenants' sales volume. Future minimum rent under operating leases on a cash basis, excluding tenant reimbursements of certain costs, as of December 31, 2000 is summarized as follows:

   Years Ending December 31,
   -------------------------
                                                                  (in thousands)
   2001..........................................................    $ 69,716
   2002..........................................................      62,601
   2003..........................................................      55,837
   2004..........................................................      48,477
   2005..........................................................      40,946
   Thereafter....................................................     190,690
                                                                     --------
     Total.......................................................    $468,267
                                                                     ========

   The Properties are located throughout the western United States. More than half of our properties are located in Southern California. As of December 31, 2000, these properties represented approximately 58% of the aggregate square footage of all our properties. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

9. Fair Value Disclosure of Financial Instruments

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

   The fixed rate mortgage notes payable totaling $120,067,000 and $260,928,000 as of December 31, 2000 and 1999, respectively, have fair values of $124,063,000 and $265,251,000, respectively (excluding prepayment penalties) as estimated based upon current interest rates available for the issuance of debt with similar terms and remaining maturities. These notes were subject to estimated prepayment penalties of $19,107,000 and $26,140,000 at December 31, 2000 and 1999, respectively, which would be required to retire these notes prior to maturity. The fair value of the outstanding balance on the Credit Facility at December 31, 2000 is equal to its carrying value of $53,344,000. As a result of a subsequent amendment, the fair value of the $158,075,000 outstanding balance on the Credit Facility as of December 31, 1999 was $144,636,000. The carrying value of floating rate tax-exempt certificates of participation and the secured line of credit at December 31, 2000 and 1999 approximates their fair value. The fair market values of the Convertible Debentures at December 31, 2000 and 1999 were $128,548,000 and $120,835,000, respectively, based on the trading price of the Series A Convertible Debentures as of December 31, 2000 and 1999.

                                 CENTER TRUST

                      Three Years Ended December 31, 2000


   The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

10. Related Party Transactions

   During 1998, the Company sold its Sears Hollywood facility, a single tenant facility for proceeds of $5.4 million which resulted in a net gain of $1.1 million. In addition, the Company purchased the Manhattan Beach, California building in which its corporate headquarters are located for $3.2 million. Both of the above transactions were with affiliates of Alexander Haagen, Sr., the Company's former chairman.

11. Commitments and Contingencies

   Operating Leases--The Company leases certain of its Properties under long-term ground leases which are accounted for as operating leases and which generally provide for contingent rents based on the Company's tenants' sales volume and renewal options. Five leases expire between 2009 and 2018 and provide for options to renew for additional periods of 20 to 25 years. Three additional leases expire between 2047 and 2059. Future minimum rental payments required during noncancelable lease terms as of December 31, 2000 are summarized as follows:

   Years Ending December 31,
   -------------------------                                      (in thousands)
   2001..........................................................    $   988
   2002..........................................................        993
   2003..........................................................        993
   2004..........................................................        997
   2005..........................................................        997
   Thereafter....................................................     10,467
                                                                     -------
     Total.......................................................    $15,435
                                                                     =======

   Assuming exercise of all renewal options, aggregate future rental payments as of December 31, 2000 are $33.3 million. Certain of the Company's ground leases contain participation features. Participation rents paid in accordance with such terms were $88,000, $68,000 and $54,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

                                 CENTER TRUST

                      Three Years Ended December 31, 2000


12. Selected Quarterly Financial Data (Unaudited)

   The following table sets forth the selected quarterly financial data for the Company for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                2000 Quarter Ended
                                     -----------------------------------------
                                     December 31 September 30 June 30 March 31
                                     ----------- ------------ ------- --------
Total operating revenues............  $ 33,551     $34,041    $34,340 $34,841
Income before extraordinary item....  $  3,220     $ 3,391    $10,092 $ 4,584
Net (loss) income...................  $(11,841)    $ 2,802    $10,092 $ 2,720
Basic and diluted income before
 extraordinary item per share.......  $  (0.12)    $  0.13    $  0.38 $  0.17
Basic and diluted (loss) income per
 share..............................  $  (0.44)    $  0.11    $  0.38 $  0.10

                                                1999 Quarter Ended
                                     -----------------------------------------
                                     December 31 September 30 June 30 March 31
                                     ----------- ------------ ------- --------
Total operating revenues............   $35,826     $36,701    $36,193 $36,166
Income before extraordinary item....   $ 5,250     $ 2,610    $ 4,388 $20,892
Net income..........................   $ 3,672     $ 1,753    $   340 $20,892
Basic income before extraordinary
 item per share.....................   $  0.20     $  0.10    $  0.17 $  0.83
Diluted income before extraordinary
 item per share.....................   $  0.20     $  0.10    $  0.17 $  0.70
Basic income per share..............   $  0.14     $  0.07    $  0.01 $  0.83
Diluted income per share............   $  0.14     $  0.07    $  0.01 $  0.70

Included in the fourth quarter of 2000 is a $15.1 million extraordinary loss on the early extinguishment of debt, a $7.0 million net gain on the sale of assets and a $4.8 million charge related to assets held for sale, as described in Note 3.

13. Subsequent Events

   On January 16, 2001, the Company repaid in full its 7 1/2% Convertible Subordinated Debentures. The 7 1/2% debentures, which matured January 15, 2001, were issued in December 1993. The outstanding balance of $128.5 million was repaid with proceeds from the Company's Credit Facility.

   In March 2001, the Company sold the following three community shopping centers and one single tenant facility; Westgate North Shopping Center located in Tacoma, Washington, Madera Marketplace located in Madera, California, Kmart-Madera also located in Madera, California and the Center of El Centro located in El Centro, California. The combined sales price for the four properties was $38.4 million. After repayment of debt of $17.0 million, net proceeds of $16.9 million were used to reduce the Company's outstanding balance on its Credit Facility.

   Subsequent to December 31, 2000, the outstanding balance of the Company's Credit Facility was reduced below 70% as a result of the sales outlined above. In addition, the maximum available under the Credit Facility was reduced from $193 million to $170 million.

   On March 26, 2001, the Company declared a dividend of $0.04 for the first quarter of 2001 to shareholders of record at April 2, 2001 and payable on April 20, 2001.

                                  CENTER TRUST

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                Each of the Three Years Ended December 31, 2000
                                 (in thousands)

                                                Charged to
                                   Balance at   Costs and               Balance
                                   Beginning   Expenses or              at End
                                    of Year   Rental Revenue Deductions of Year
                                   ---------- -------------- ---------- -------
Year Ended December 31, 2000
  Allowance for uncollectible
   rent...........................  $ 1,531       $1,246      $  (185)  $2,592
  Allowance for unbilled deferred
   rent...........................    5,484           --       (3,018)   2,466
                                    -------       ------      -------   ------
                                    $ 7,015       $1,246      $(3,203)  $5,058
                                    =======       ======      =======   ======
Year Ended December 31, 1999
  Allowance for uncollectible
   rent...........................  $ 2,171       $  572      $(1,212)  $1,531
  Allowance for unbilled deferred
   rent...........................    6,840           --       (1,356)   5,484
                                    -------       ------      -------   ------
                                    $ 9,011       $  572      $(2,568)  $7,015
                                    =======       ======      =======   ======
Year Ended December 31, 1998
  Allowance for uncollectible
   rent...........................  $ 2,145       $  421      $  (395)  $2,171
  Allowance for unbilled deferred
   rent...........................    7,182           --         (342)   6,840
                                    -------       ------      -------   ------
                                    $ 9,327       $  421      $  (737)  $9,011
                                    =======       ======      =======   ======

                                 CENTER TRUST

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                                (in thousands)

                              Initial Cost                   Costs                       December 31, 2000
                  -------------------------------------   Capitalized   ----------------------------------------------------
                                            Buildings     Subsequent              Buildings
                                               and      to Acquisition/              and               Accumulated
  Description     Encumbrances(1)   Land   Improvements  Construction     Land   Improvements  Total   Depreciation   Net
  -----------     --------------- -------- ------------ --------------- -------- ------------ -------- ------------ --------
COMMUNITY
SHOPPING CENTERS
Southern
 California.....     $(209,335)   $ 77,350   $145,974       $16,483     $ 77,350   $162,457   $239,807  $ (40,466)  $199,341
Washington......        (5,610)     13,545     26,385         1,156       12,856     28,230     41,086     (4,473)    36,613
Northern &
 Central
 California.....        (3,578)     24,719     49,352          (113)      24,343     49,615     73,958     (4,422)    69,536
Arizona.........        (8,125)     19,438     35,936         5,099       19,438     41,035     60,473     (3,705)    56,768
Oregon..........           --       14,769     25,627        18,685       14,769     44,312     59,081     (5,267)    53,814
                     ---------    --------   --------       -------     --------   --------   --------  ---------   --------
                      (226,648)    149,821    283,274        41,310      148,756    325,649    474,405    (58,333)   416,072
                     ---------    --------   --------       -------     --------   --------   --------  ---------   --------
SINGLE TENANT
FACILITIES
Southern
 California.....        (2,792)        --       2,006           576          --       2,582      2,582     (1,250)     1,332
Northern &
 Central
 California.....        (3,161)      1,734      6,936           --         1,734      6,936      8,670     (1,945)     6,725
Arizona.........        (2,107)      1,156      4,620             1        1,156      4,621      5,777     (1,295)     4,482
                     ---------    --------   --------       -------     --------   --------   --------  ---------   --------
                        (8,060)      2,890     13,562           577        2,890     14,139     17,029     (4,490)    12,539
                     ---------    --------   --------       -------     --------   --------   --------  ---------   --------
REGIONAL MALLS
Southern
 California.....       (30,000)     24,692    203,623        56,918       24,692    260,541    285,233    (74,005)   211,228
                     ---------    --------   --------       -------     --------   --------   --------  ---------   --------
                     $(264,708)   $177,403   $500,459       $98,805     $176,338   $600,329   $776,667  $(136,828)  $639,839
                     =========    ========   ========       =======     ========   ========   ========  =========   ========

--------
(1) Excludes the secured line of credit of $53,344 at December 31, 2000, which is secured by various properties.

   The aggregate gross cost of rental property included above for federal income tax purposes approximated $762,205,000 as of December 31, 2000.

   The following table reconciles the Historical Cost of Properties from January 1, 1998 to December 31, 2000:

                                    2000        1999        1998
                                 ----------  ----------  ----------
   Balance at beginning of the
    year.......................  $1,030,689  $1,074,629  $  783,279
     Additions during the
      year--
       Acquisition of
        properties.............                  18,975     310,893
       Construction and
        development costs......      12,523      13,385       5,852
     Costs and Deductions
      during the year--
       Cost of real estate
        sold...................    (261,775)    (76,300)     (3,710)
       Write-down of asset held
        for sale...............      (4,770)        --      (21,685)
                                 ----------  ----------  ----------
   Balance at close of the
    year.......................  $  776,667  $1,030,689  $1,074,629
                                 ==========  ==========  ==========

   The following table reconciles the Accumulated Depreciation from January 1, 1998 to December 31, 2000:

                                                     2000      1999      1998
                                                   --------  --------  --------
   Balance at beginning of the year............... $143,610  $141,785  $121,202
     Additions during the year--
       Depreciation for the year..................   21,958    22,566    21,465
     Deductions during the year--
       Property sold..............................  (28,740)  (20,741)     (882)
                                                   --------  --------  --------
   Balance at close of the year................... $136,828  $143,610  $141,785
                                                   ========  ========  ========

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information called for by Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   A. The following documents are filed as part of this report:

                                                                          Page
                                                                         Number
                                                                         ------
1. Independent Auditors' Report ........................................   34
 Consolidated Balance Sheets as of December 31, 2000 and 1999...........   35
 Consolidated Statements of Operations for Each of the Three Years Ended
  December 31, 2000.....................................................   36
 Consolidated Statements of Stockholders' Equity for Each of the Three
  Years Ended December 31, 2000.........................................   37
 Consolidated Statements of Cash Flows for Each of the Three Years Ended
  December 31, 2000.....................................................   38
 Notes to Consolidated Financial Statements.............................   39

2. Financial Statement Schedules:
 II. Valuation and Qualifying Accounts..................................   53
 III. Real Estate and Accumulated Depreciation..........................   54

   Schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

   The following exhibits are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

 Exhibit                           Exhibit Description
 -------                           -------------------
  3.1a   Articles of Amendment and Restatement of the Company, incorporated herein reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

  3.1b   Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June
          30, 1998.

  3.1c   Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.1c to the Company's Form 10-K for the year ended
          December 31, 1999 (the "1999 Form 10-K").

  3.2 Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the 1999 Form 10-K.

  4.1    Form of Common Stock Certificate, incorporated herein by reference to
          Exhibit 4.5 to the Company's 1999 Form 10-K.

  4.2 Registration Rights Agreement, dated as of December 27, 1993, among the Company and the persons named therein, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (No. 33-70156).

  4.3 Registration Rights Agreement, dated as of December 27, 1993, among the Company, Merrill Lynch Global Allocation Fund, Inc., Merrill
          Lynch Special Value Fund, Inc., and Merrill Lynch Multinational
          Investment Portfolios Equity/Convertible Series (Global Allocation
          Portfolio), incorporated herein by reference to Exhibit 10.26 to the 1993 Form 10-K.

  4.4    Registration Rights Agreement by and among the Company and Prometheus
          Western Retail, LLC, dated as of June 1, 1997, incorporated herein by reference to Company's 1997 Proxy Statement.

  4.5 Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Bartfam, a California Limited Partnership, incorporated herein by reference to Exhibit 4.10 to the Company's
          1999 Form 10-K.

  4.6 Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Cecile C. Bartman, Trustee Under the Will of Bernard
          Citron, Deceased, incorporated herein by reference to Exhibit 4.11 to the Company's 1999 Form 10-K.

  4.7 Registration Rights Agreement dated as of March 24, 1998 by and among the Company and CJJ Limited Partnership, incorporated herein by reference to Exhibit 4.12 to the Company's 1999 Form 10-K.

  4.8 Registration Rights Agreement dated as of March 24, 1998 by and among the Company and the Harry J.L. Frank, Jr. and Margaret S. Frank Family
        Trust U/A 5/9/91, incorporated herein by reference to Exhibit 4.13 to the Company's 1999 Form 10-K.

  4.9 Registration Rights Agreement dated as of March 24, 1998 by and among the Company and HI-NC, a California general partnership, incorporated herein by reference to Exhibit 4.14 to the Company's 1999 Form 10-K.

  4.10 Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Bartfam, a California Limited Partnership, incorporated herein by reference to Exhibit 4.15 to the Company's 1999 Form 10-K.

  4.11 Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Cecile C. Bartman, incorporated herein by reference to
        Exhibit 4.16 to the Company's 1999 Form 10-K.

  4.12 Registration Rights Agreement dated as of March 24, 1998 by and among the Company and CJJ Limited Partnership, incorporated herein by reference to Exhibit 4.17 to the Company's 1999 Form 10-K.

  4.13 Registration Rights Agreement dated as of March 26, 1998 by and among the Company and Hughes Investments, incorporated herein by reference to
        Exhibit 4.18 to the Company's 1999 Form 10-K.

  4.14 Registration Rights Agreement dated as of March 26, 1998 by and among the Company and Hughes Miliken Associates, incorporated herein by reference to Exhibit 4.19 to the Company's 1999 Form 10-K.

  4.15 Registration Rights Agreement dated as of March 25, 1998 by and among the Company and Speer Family Partnership, incorporated herein by reference to Exhibit 4.20 to the Company's 1999 Form 10-K.

  4.16 Registration Rights Agreement dated as of March 26, 1998 by and among the Company and HI-LOMA, a California general partnership, incorporated herein by reference to Exhibit 4.21 to the Company's 1999 Form 10-K.

  4.17 Registration Rights Agreement dated as of May 1, 1998 by and among the Company and Myrtle Gronske, incorporated herein by reference to Exhibit
        4.22 to the Company's 1999 Form 10-K.

  4.18 Registration Rights Agreement dated as of May 1, 1998 by and among the Company and Visalia MKP, Inc., incorporated herein by reference to
        Exhibit 4.23 to the Company's 1999 Form 10-K.

  4.19 Registration Rights Agreement dated as of April 30, 1998 by and among the Company, the Operating Partnership, Southern Palms Associates, John
        L. Holmes and Holmes Development Group, Inc., incorporated herein by reference to Exhibit 4.24 to the Company's 1999 Form 10-K.

  4.20 Registration Rights Agreement dated as of March 20, 1998 by and among the Company and North Mountain Village Shopping Center Limited
        Partnership, incorporated herein by reference to Exhibit 4.25 to the Company's 1999 Form 10-K.

 10.1  Amended and Restated Agreement of Limited Partnership of CT Operation
        Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Company's 1999 Form 10-K.

 10.2* Second Amended and Restated 1993 Stock Option and Incentive Plan for
        Officers, Directors and Key Employees of Center Trust, Inc. and CT
        Operating Partnership, L.P., incorporated herein by reference to
        Exhibit 10.2 to the Company's 1999 Form 10-K.

 10.3 401(k) Plan and Trust Agreement of the Company and its affiliated and related companies, incorporated herein by reference to Exhibit 10.4 to the 1993 Form 10-K.

 10.4 Form of Indemnification Agreement between the Company and its directors and officers, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-11 (No. 33-70156).

 10.5  Agreement for Transfer of Realty and Assets, dated as of December 27,
        1993, by and among the Operating Partnership and Montebello Commercial
        Properties, Haagen GDH Partnership, Center Partners, H&H Oceanside Co.,
        El Camino North, Baldwin Hills Associates, Haagen-Burbank Partnership,
        Date Palm Partnership, Alexander Haagen III, Betty Haagen, Seymour
        Kreshek, Haagen-Fontana Partnership, Lake Forest Shopping Center,
        Haagen-San Francisco Partnership, Haagen GDH-2 Partnership, Haagen-
        Vista Way Associates, and Haagen Alhambra Associates, incorporated herein by reference to Exhibit 10.14 to the 1993 Form 10-K.

 10.6 Amendment No. 1 to Agreement for Transfer of Realty and Assets, dated as of December 27, 1993, by and among the Operating Partnership and Montebello Commercial Properties, Haagen GDH Partnership, Center
        Partners, H&H Oceanside Co., El Camino North, Baldwin Hills Associates,
        Haagen-Burbank Partnership, Date Palm Partnership, Alexander Haagen
        III, Betty Hagen, Seymour Kreshek, Haagen-Fontana Partnership, Lake
        Forest Shopping Center, Haagen-San Francisco Partnership, Haagen GDH-2
        Partnership, Haagen-Vista Way Associates, and Haagen Alhambra
        Associates, incorporated herein by reference to Exhibit 10.15 to the 1993 Form 10-K.

 10.7  Agreement for Transfer of Realty and Assets, dated as of December 27,
        1993, by and among the Company, Alexander Haagen, Sr. and Charlotte
        Haagen, Co-Trustees of the Haagen Living Trust dated August 17, 1988,
        Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour Kreshek, Co-
        Trustees of the Alex Kreshek Revocable Trust, Jeffrey Harris Kreshek
        1992 Irrevocable Trust, Bradley Howard Kreshek 1992 Irrevocable Trust,
        Howard Andrew Kreshek 1992 Irrevocable Trust, Haagen-Gardena Gateway
        Partnership, Haagen-Hollywood Partnership, San Fernando Mission
        Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.16 to the 1993 Form 10-K.

 10.8 Amendment No. 1 to Agreement for Transfer of Realty and Assets, dated as of December 27, 1993, by and among the Company, Alexander Haagen, Sr.
        and Charlotte Haagen, Co-Trustees of the Haagen Living Trust dated
        August 17, 1988, Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek,
        Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour
        Kreshek, Co-Trustees of the Alex Kreshek Revocable Trust, Jeffrey
        Harris Kreshek 1992 Irrevocable Trust, Bradley Howard Kreshek 1992
        Irrevocable Trust, Howard Andrew Kreshek 1992 Irrevocable Trust,
        Haagen-Gardena Gateway Partnership, Haagen-Hollywood Partnership, San
        Fernando Mission Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.17 to the 1993 Form 10-K.

 10.9 Partnership Interests Exchange Agreement, dated as of December 27, 1993, by and among the Company, Alexander Haagen, Sr. and Charlotte Haagen,
        Co-Trustees of the Haagen Living Trust, Seymour Kreshek and Arline
        Kreshek, Co-Trustees of the Seymour and Arline Kreshek Living Trust, and Alexander Haagen III, incorporated herein by reference to Exhibit
        10.18 to the 1993 Form 10-K.

 10.10 Partnership Interests Exchange Agreement between Willowbrook General
        Partnership and the Operating Partnership, dated as of December 27, 1993, incorporated herein by reference to Exhibits 10.19 to the 1993
        Form 10-K.

 10.11 Contribution Agreement, dated as of December 27, 1993, between the
        Operating Partnership and the Company, incorporated herein by reference to Exhibit 10.20 to the 1993 Form 10-K.

 10.12 Development Properties Agreement, dated as of December 27, 1993, among
        Haagen-Burbank Partnership, Haagen-Fontana Partnership, Baldwin Hills
        Associates, Montebello Commercial Properties, Haagen-San Francisco
        Partnership and the Operating Partnership, incorporated herein by reference to Exhibit 10.23 to the 1993 Form 10-K.

 10.13 Form of Waiver and Recontribution Agreement among Executive Officers and the Operating Partnership, incorporated herein by reference to Exhibit
        10.16 to the Company's Registration Statement on Form S-11
        (No. 33-70156).

 10.14  Form of Indemnity Agreement among Executive Officers and the Operating
         Partnership, incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (No. 33-70156).

 10.15  Indemnity Agreement, dated as of December 27, 1993, by the Operating
         Partnership to National Westminster Bank PLC, Capital Markets Branch, as agent, for the benefit of Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Special Value Fund, Inc., and Merrill Lynch
         Multinational Investment Portfolios Equity/Convertible Series (Global
         Allocation Portfolio), incorporated herein by reference to Exhibit
         10.27 to the 1993 Form 10-K.

 10.16 Stock Purchase Agreement by and among Prometheus Western Retail, LLC and LF Strategic Realty Investors, L.P. and the Company, dated as of June 1, 1997, incorporated herein by reference to the Company's 1997
         Proxy Statement.

 10.17  Stockholders Agreement by and among Lazard Freres Real Estate
         Investors, LLC, LF Strategic Realty Investors, L.P., Prometheus
         Western Realty Investors, LLC and the Company, dated as of June 1,
         1997, incorporated herein by reference to the Company's 1997 Proxy
         Statement.

 10.18  Limited Standstill Waiver Letter by and among the Company, Prometheus
         Western Retail, LLC, Lazard Freres Real Estate Investors, LLC and LF
         Strategic Investors, LLC, dated as of March 12, 2001, incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K dated
         March 26, 2001.

 10.19  Separation Agreement and Release by and between Alexander Haagen, Sr.,
         Alexander Haagen, III, Charlotte Haagen, Autumn Haagen, Alexander
         Haagen III & Betty Haagen Trust fbo Alexander Haagen IV UA 10/24/88,
         Alexander Haagen III & Betty Haagen Trust fbo Autumn Haagen UA
         10/24/88, Alexander Haagen III & Betty Haagen Trust fbo Andrew Haagen
         UA 10/28/88, Haagen Living Trust dated August 17, 1988, as amended and restated as of April 18, 1996, Haagen Limited Partnership and Lazard
         Freres Real Estate Investors, LLC. LF Strategic Realty Investors,
         L.P., Prometheus Western Retail LLC and the Company, the Operating
         Partnership and Haagen Property Management, Inc., dated as of November
         24, 1997, incorporated herein by reference to Exhibit No. 1 to Amendment #4 to the 13D filed by Prometheus Western Retail, LLC and LF
         Strategic Investors, L.P. dated as of December 5, 1997, incorporated herein by reference to Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1997.

 10.20* Employment Agreement dated as of January 1, 1999 between the Company, the Operating Partnership and Edward D. Fox, incorporated herein by reference to Exhibit 10.23 to the Company's 1999 Form 10-K.

 10.21* Employment Agreement dated as of January 1, 1999 between the Company, the Operating Partnership and Stuart J.S. Gulland, incorporated herein by reference to Exhibit 10.24 to the Company's 1999 Form 10-K.

 10.22* Employment Agreement dated as of January 1, 1999 between the Company, the Operating Partnership and William P. Hewitt, incorporated herein by reference to Exhibit 10.25 to the Company's 1999 Form 10-K.

 10.23* Employment Agreement dated as of January 1, 1999 between the Company, the Operating Partnership and Steven M. Jaffe, incorporated herein by reference to Exhibit 10.26 to the Company's 1999 Form 10-K.

 10.24* Employment Agreement dated as of January 1, 1999 between the Company, the Operating Partnership and Joseph F. Paggi, incorporated herein by reference to Exhibit 10.27 to the Company's 1999 Form 10-K.

 10.25 Amended and Restated Loan Agreement between the Operating Partnership, the lenders party thereto and General Electric Capital Corporation, dated as of December 15, 2000, incorporated herein by reference to
         Exhibit 99.2 of the Company's Form 8-K dated December 20, 2000.

 10.26 Agreement for Purchase and Sale of the Operating Partnership; Selected
        Portfolio dated as of July 17, 2000, and the first through fourth amendments thereto, each incorporated herein by reference to Exhibits
        2.1 through 2.5 of the Company's Form 8-K dated December 8, 2000.

 21.1+ Subsidiaries of the Company.

 23.1+ Consent of Deloitte & Touche LLP.

 24    Power of Attorney (included on page S-1).

--------
*  Management contracts and compensation plans or arrangements.
+  Filed herewith.

   B. Reports on Form 8-K

   On December 20, 2000, the Company filed a report on Form 8-K to announce the sale of four community shopping centers, the completion of there non-recourse mortgages and the modification of its secured credit facility.

   On December 8, 2000, the Company filed a report on Form 8-K to announce the completion of a sale of a portfolio of six community centers.

   On November 14, 2000, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of September 30, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California, on the 30th day of March, 2001.

                                          CENTER TRUST, INC.

                                                   /s/ Edward D. Fox
                                          By: _________________________________
                                                       Edward D. Fox
                                               Chairman of the Board, Chief
                                              Executive Officer and President

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward D. Fox and Stuart J.S. Gulland, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Form 10-K, and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Edward D. Fox             Chairman of the Board, Chief  March 30, 2001
____________________________________  Executive Officer and
           Edward D. Fox              President (Principal
                                      Executive Officer)

      /s/ R. Bruce Andrews           Director                      March 30, 2001
____________________________________
          R. Bruce Andrews

       /s/ Robert Barnum             Director                      March 30, 2001
____________________________________
           Robert Barnum

      /s/ Christine Garvey           Director                      March 30, 2001
____________________________________
          Christine Garvey

    /s/ Stuart J.S. Gulland          Director, Chief Operating     March 30, 2001
____________________________________  Officer
        Stuart J.S. Gulland

       /s/ Sandra A. Lamb            Director                      March 30, 2001
____________________________________
           Sandra A. Lamb

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Fred L Reidman            Director                      March 30, 2001
____________________________________
          Fred L. Riedman

      /s/ Edward A. Stokx            Senior Vice President of      March 30, 2001
____________________________________  Finance (Principal
          Edward A. Stokx             Financial Officer)

        /s/ Mark Ticotin             Director                      March 30, 2001
____________________________________
            Mark Ticotin

      /s/ Douglas N. Wells           Director                      March 30, 2001
____________________________________
          Douglas N. Wells

     /s/ Sidney M. Shibata           Controller                    March 30, 2001
____________________________________  (Principal Accounting
         Sidney M. Shibata            Officer)