Form 10-Q
period 2001-03-31
CENTER TRUST INC
filed 2001-05-15
CIK 913292

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

  For the quarterly period ended March 31, 2001

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   As of May 10, 2001, 27,225,749 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               CENTER TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
 PART I     FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Consolidated Balance Sheets as of March 31, 2001 (unaudited)
             and December 31, 2000.......................................    3

            Consolidated Statements of Operations (unaudited) for the
             three months ended March 31, 2001 and 2000..................    4

            Consolidated Statements of Cash Flows (unaudited) for the
             three months ended March 31, 2001 and 2000..................    5

            Notes to Consolidated Financial Statements (unaudited).......    6

 Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of
             Operations .................................................    7

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk...   11

 PART II    OTHER INFORMATION............................................   12

 SIGNATURES...............................................................  13

                               CENTER TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
                        ------
Rental properties.....................................  $ 742,262   $ 776,667
Accumulated depreciation and amortization.............   (138,212)   (136,828)
                                                        ---------   ---------
Rental properties, net................................    604,050     639,839
Cash and cash equivalents.............................      4,187       6,164
Tenant receivables, net...............................      9,560      11,920
Other receivables.....................................      6,723       5,603
Restricted cash securities............................      9,826       9,531
Deferred charges, net.................................     16,762      18,030
Other assets..........................................      3,399       3,492
                                                        ---------   ---------
  TOTAL...............................................  $ 654,507   $ 694,579
                                                        =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

LIABILITIES:
  Secured debt........................................  $ 414,600   $ 318,052
  7 1/2% convertible subordinated debentures..........        --      128,548
  Accrued dividends and distributions.................      1,161       6,035
  Accrued interest....................................      1,429       5,827
  Accounts payable and other accrued expenses.........     11,447      10,161
  Accrued construction costs..........................      1,069       1,060
  Tenant security and other deposits..................      1,898       1,797
                                                        ---------   ---------
    Total liabilities.................................    431,604     471,480
                                                        ---------   ---------
MINORITY INTERESTS:
  Operating Partnership (1,638,699 and 2,015,692 units
   issued as of March 31, 2001 and December 31, 2000,
   respectively)......................................     12,187      15,075
  Other minority interests............................      1,226       1,620
                                                        ---------   ---------
    Total minority interests..........................     13,413      16,695
                                                        ---------   ---------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 27,225,749 26,721,226 shares issued and
   outstanding as of March 31, 2001 and December 31,
   2000, respectively.................................        266         266
  Additional paid-in capital..........................    362,808     359,419
  Accumulated distributions and deficit...............   (153,584)   (153,281)
                                                        ---------   ---------
    Total stockholders' equity........................    209,490     206,404
                                                        ---------   ---------
  TOTAL...............................................  $ 654,507   $ 694,579
                                                        =========   =========

                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
REVENUES:
Rental revenues............................................... $17,739  $25,209
Expense reimbursements........................................   5,942    7,710
Percentage rents..............................................     521      333
Other income..................................................   1,426    1,589
                                                               -------  -------
    Total revenues............................................  25,628   34,841
                                                               -------  -------
EXPENSES:
Interest......................................................   9,688   14,691
Property Operating Costs:
  Common Area.................................................   4,365    5,126
  Property taxes..............................................   2,520    3,334
  Leasehold rentals...........................................     265      364
  Marketing...................................................     183      218
  Other operating.............................................   1,182    1,103
Depreciation and amortization.................................   5,239    6,469
General and administrative....................................   1,365    1,307
                                                               -------  -------
    Total expenses............................................  24,807   32,612
                                                               -------  -------
INCOME BEFORE OTHER ITEMS.....................................     821    2,229
NET GAIN ON SALE OF RENTAL PROPERTIES.........................     900    2,575
MINORITY INTERESTS:
Operating partnership.........................................     (52)    (146)
Other minority interests......................................     (29)     (74)
                                                               -------  -------
INCOME BEFORE EXTRAORDINARY ITEM..............................   1,640    4,584
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT.......................................    (819)  (1,864)
                                                               -------  -------
NET INCOME.................................................... $   821  $ 2,720
                                                               =======  =======
BASIC AND DILUTED INCOME PER SHARE:
Income before extraordinary item.............................. $  0.06  $  0.17
Extraordinary loss on early extinguishment of debt............   (0.03)   (0.07)
                                                               -------  -------
Net Income.................................................... $  0.03  $  0.10
                                                               =======  =======
Weighted Average Basic and Diluted Shares Outstanding.........  27,024   26,648
                                                               =======  =======

                 See Notes to Consolidated Financial Statements

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................. $     821  $   2,720
Adjustment to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization of rental properties....     5,239      6,469
  Amortization of deferred financing costs..............     1,030        728
  Amortization of deferred compensation.................       162        463
  Extraordinary loss on early extinguishment of debt....       819      1,864
  Net gain on sale of rental properties.................      (900)    (2,575)
  Minority interests in operations......................        81        220
Net changes in operating assets and liabilities.........    (1,910)   (12,560)
                                                         ---------  ---------
    Net cash provided by (used in) operating activities.     5,342     (2,671)
                                                         ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and development costs......................    (2,835)    (4,341)
Proceeds from sale of rental properties.................    33,545      7,818
                                                         ---------  ---------
    Net cash provided by investing activities...........    30,710      3,476
                                                         ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable.....................  (136,371)    (1,147)
Borrowings on secured line of credit....................   133,369    207,640
Repayment of secured line of credit.....................   (28,627)  (173,291)
Costs of obtaining financing............................       --      (3,004)
Increase in restricted cash.............................      (295)      (572)
Dividends to shareholders...............................    (5,597)    (9,549)
Distributions to minority interests.....................      (508)      (702)
                                                         ---------  ---------
    Net cash (used in) provided by financing activities.   (38,029)    19,375
                                                         ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....    (1,977)    20,180
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD.......     6,164      5,204
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD............. $   4,187  $  25,384
                                                         =========  =========

                 See Notes to Consolidated Financial Statements

                              CENTER TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis Of Presentation

  Center Trust, Inc., (the "Company"), a Maryland Corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of March 31, 2001 the Company owned 37 retail shopping centers (the "Properties") comprising 8.1 million square feet of total shopping center gross leasable area ("GLA").

  The accompanying financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000.

2. Secured Debt

  On January 16, 2001, the Company repaid in full its 7 1/2% Convertible Subordinated Debentures. The outstanding balance of $128.5 million was repaid with proceeds from the Company's Secured Credit Facility.

3. Property Disposition

  In March 2001, the Company sold three community shopping centers and one single tenant facility for a combined sales price of $38.4 million. The assets sold included Westgate North Shopping Center, a 104,000 square foot shopping center located in Tacoma, Washington, Center of El Centro, a 179,000 square foot shopping center located in El Centro, California, Madera Marketplace a 169,000 square foot shopping center located in Madera, California, and K-Mart Madera, a 86,000 square foot single tenant facility, located in Madera, California. After repayment of debt of $16.9 million, net proceeds of $17 million were used to reduce the outstanding balance on the Company's Credit Facility. During the fourth quarter of 2000, the Company recorded a $4.8 million impairment of assets held for sale, a result of the anticipated sales of the Westgate North Shopping Center and the Center of El Centro. After consideration of the fourth quarter impairment loss adjustment, the Company recorded a gain on the sale of assets of $0.9 million during 2001. In addition, the Company recorded an extraordinary loss of $0.8 million for the early extinguishment of debt related to the payment of certain prepayment penalties.

4. Per Share Data

  In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share ("EPS") is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic and diluted EPS for the three-month periods ended March 31, 2001 and 2000 were 27,024,000 and 26,648,000, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive.

  On April 20, 2001, the Company paid a $0.04 dividend per share to shareholders of record as of April 2, 2000.

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

  Our success also depends upon economic trends generally, as well as income tax laws, governmental regulation, legislation, population changes and other matters. We caution you, however, that any list of risk factors may not be exhaustive.

Results of Operations

 Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000.

  Rental revenues decreased by $7.5 million to $17.7 million for the three months ended March 31, 2001 from $25.2 million for the three months ended March 31, 2000. Of the decrease, $7.2 million is due to the sale of 15 community shopping centers, three single tenant facilities, and a freestanding theater, for a total of 19 properties sold subsequent to March 31, 2000. In addition, revenues decreased at two of our community centers that are being prepared for redevelopment, Frontier Village in Lake Stevens, Washington and El Camino North Shopping Center in Oceanside, California.

  Property operating costs decreased by $1.6 million to $8.5 million for the three months ended March 31, 2001 from $10.1 million for the three months ended March 31, 2000. Approximately $1.4 million of the decrease is a result of decreased property taxes and operating costs from the sale of the properties previously discussed. The remaining decrease is primarily due to a decrease in property operating costs at the remaining assets in the portfolio.

  Interest expense decreased $5.0 million to $9.7 million for the three months ended March 31, 2001 from $14.7 million for the three months ended March 31, 2000. The decrease is the result of a $106.6 million reduction in the average mortgage debt outstanding from $370.1 million in 2000 to $263.5 million in 2001, and a reduction of $7.7 million in the average outstanding balance on the credit facility from $166.9 in 2000 to $159.2 in 2001. In addition, the weighted-average interest rate decreased from 8.2% to 7.8% from the three months ended March 31, 2000 to the three months ended March 31, 2001. The reduction in the average debt outstanding is due to loan pay downs from asset sale proceeds. Reduction in the weighted-average interest rate was a result of the pay down of higher fixed rate debt through property sales, refinancing of higher fixed rate mortgage debt with lower variable rate debt and decreasing interest rates.

  General and Administrative costs increased slightly by $0.1 million from $1.3 million for the three months ended March 31, 2000 to $1.4 million for the three months ended March 31, 2001.

  Net income decreased by $1.9 million from $2.7 million for the three months ended March 31, 2000 to $0.8 million for the three months ended March 31, 2001. Included in net income for 2001 was a $0.9 million net gain on the sale of assets and a $0.8 million charge for an extraordinary loss on early extinguishment of debt as previously discussed. Included in net income for 2000 was a $2.6 million gain on the sale of a single tenant facility in Glendora, California. In addition, the Company recorded an extraordinary loss of $1.9 million due to the early extinguishment of debt associated with the sale. The decrease in net income is due to the reduced contribution to income from the sale of 19 assets subsequent to March 31, 2000 combined with a smaller net gain on the sale of assets in 2001.

 Selected Property Financial Information

  Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                                 Three Months
                                                                     Ended
                                                                   March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Retail Properties (37 in 2001 and 55 in 2000):
     Regional Malls............................................ $ 4,424 $ 4,315
     Community Centers.........................................  12,057  19,046
     Single Tenants............................................     475   1,029
   Other income................................................     157     306
                                                                ------- -------
       Net Operating Income.................................... $17,113 $24,696
                                                                ======= =======

  The following summarizes the percentage of leased GLA (excluding non-owned
GLA) as of:

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
   Retail Properties (37 in 2001 and 41 in 2000):
     Community Centers...................................    92.3%      93.1%
     Regional Malls......................................    94.4       92.1
     Single Tenants......................................   100.0      100.0
     Aggregate Portfolio.................................    93.1       93.3

 Funds from Operations

  The Company considers funds from operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO is defined, as outlined in the October 1999 White Paper, by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization of real estate, less gains or losses on sales of properties. Additionally, the definition also permits FFO to be adjusted for significant non-recurring items. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to those indicators in evaluating the Company's operating performance or liquidity. Further, the methodology for computing FFO utilized by the Company may differ from that utilized by other equity REITs and, accordingly may not be comparable to such other REITs.

  The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                            2001      2000
                                                          --------- ---------
   FUNDS FROM OPERATIONS
   Net income............................................ $    821  $   2,720
   Adjustments to reconcile net income to funds from
    operations:
     Depreciation and Amortization:
       Buildings and improvements........................    3,232      4,336
       Tenant improvements and allowances................    1,096      1,429
       Leasing costs.....................................      708        646
   Minority Interests....................................     (119)        59
   Extraordinary loss--early extinguishment of debt......      819      1,864
   Gain on Sale of Assets................................     (900)    (2,575)
   Other.................................................      161        463
                                                          --------  ---------
   Funds from operations, basic and diluted.............. $  5,818  $   8,942
                                                          ========  =========

  Funds from operations, on a basic basis, decreased to $5.8 million for the three months ended March 31, 2001, as compared to $8.9 million for the same period in 2000. The decrease in funds from operations is principally a result of the reasons stated above under Results of Operations.

  Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of Center Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity Sources and Requirements

  The primary focus of the Company during the first quarter of 2001 was to repay the 7 1/2% Convertible Subordinated Debentures and to continue to strengthen its financial stability and flexibility. Through a series of asset sales and debt refinancing transactions, as well as a modification of the Company's Credit Facility, the Company was able to successfully repay its 7 1/2% Convertible Subordinated Debentures which matured on January 15, 2001. Further, with the sale of the three community shopping centers and a single tenant facility in 2001, the Company has reduced its outstanding balance on its Secured Credit Facility to a level below 70% loan to value, which reduced the interest rate paid on the outstanding balance to 250 basis points over LIBOR. This combined with a reduction of the dividend, discussed below, should provide the Company with the anticipated cash and financial flexibility required to meet its capital requirements in the near future.

  During the first quarter of 2001, the maximum availability under the Credit Facility was reduced from $193 million to $170 million as a result of the sale of assets which were previously included as collateral within the pool of assets securing the Credit Facility.

  In March, 2001, the Company announced that it would pay a dividend for the first quarter of 2001, of $0.04 per share, which equates to an annual dividend of $0.16 per share and approximates the Company's estimate of the minimum required distribution to maintain its REIT status. This compares to the annual dividend of $0.84 paid in the year 2000. The dividend reduction was necessitated by the contraction in the Company's asset base as a result of the sale of over $270 million in assets during 2000. The dividend reduction should allow the Company to retain capital, reduce its leverage level, and provide financial flexibility to appropriately evaluate value-added redevelopment opportunities within its portfolio, while maintaining its REIT status.

  Also in March 2001, the Company sold three community shopping centers and one single tenant facility for a combined sales price of $38.4 million. The assets sold included Westgate North Shopping Center, a 104,000 square foot shopping center located in Tacoma, Washington, Center of El Centro, a 179,000 square foot shopping center located in El Centro, California, Madera Marketplace a 169,000 square foot shopping center located in Madera, California, and K-Mart Madera, a 86,000 square foot single tenant facility, located in Madera, California. After repayment of debt of $16.9 million, net proceeds of $17 million were used to reduce the outstanding balance on the Company's Credit Facility. During the fourth quarter of 2000, the Company recorded a $4.8 million impairment of assets held for sale, a result of the anticipated sales of the Westgate North Shopping Center and the Center of El Centro. After consideration of the fourth quarter impairment loss adjustment, the Company recorded a gain on the sale of assets of $0.9 million during 2001. In addition, the Company recorded an extraordinary loss of $0.8 million for the early extinguishment of debt related to the payment of certain prepayment penalties.

  Mortgage loans maturing of $8.1 million in 2001, $199.9 million in 2002, as well as significant amounts due from 2003 to 2015, may require refinancing. Loans maturing in 2002 include the $158 million outstanding on the Company's Secured Credit Facility which is due on March 31, 2002. The Company believes, based on the collateral available within the Properties, that it will be able to effect such refinancings.

Cash Flows

  Net cash provided by operating activity increased by $8.0 million from a use of cash of $2.7 million for the three months ended March 31, 2000 to cash provided by operations of $5.3 million for the same period of 2001. The increase resulted primarily from lower working capital requirements in the period ended March 31, 2001 compared to the same period of March 31, 2000. Results for the quarter ended 2000 includes a $4.4 million refund of a letter of credit security deposit recorded to accounts receivable.

  Net cash from investment activities was $30.7 million for the three months ended March 31, 2001 as compared to $3.5 million for the three months ended March 31, 2000. The increase was the result of proceeds received from the sale of three community shopping centers and a single tenant facility in 2001 compared the sale of one single tenant facility in 2000. Financing activities used cash of $38.0 million for the three months ended March 31, 2001 as compared to cash provided by financing activities for the three months ended March 31, 2000 of $19.4 million. The change was primarily the result of the repayment on the Company's Secured Credit Facility in 2001 compared to net borrowing on the Secured Credit Facility in 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR-based interest rates as interest on the Company's Credit Facility of $158.1 million as well as mortgage notes of $108.5 million are tied to various LIBOR interest rates. The Credit Facility matures March 31, 2002. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $112.0 million of the Company's debt is based on a weighted average fixed rate of 8.8%. As a result, the Company will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incurs substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are tied to a general index of AAA-rated tax-free municipal bonds.

  The following table provides information about the Company's interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of March 31, 2001 (dollars in thousands):

                                                                                      Fair
                                                                                     Market
  As of March 31, 2001     2001     2002     2003    2004 2005 Thereafter  Total     Value
  --------------------    ------  --------  -------  ---- ---- ---------- --------  --------
Interest Rate Sensitive
 Liabilities:
 Credit Facility........          $158,085                                $158,085  $158,085
   Interest Rate........            LIBOR+                                  LIBOR+
                                      2.50%                                   2.50%
 Variable Rate Debt.....          $ 33,360  $75,185                       $108,545  $108,545
   Interest Rate........            LIBOR+   LIBOR+                         LIBOR+
                                      2.50%    2.37%                          2.41%
 Fixed Rate Debt........  $8,110  $  9,061  $15,143             $79,656   $111,970  $114,897
 Weighted Average
  Interest Rate.........    8.25%    10.45%  10.375%               8.48%      8.83%
Tax Exempt Certificates.                                        $36,000   $ 36,000  $ 36,000
 Weighted Average
  Interest Rate.........                                           5.28%      5.28%

                          PART II--OTHER INFORMATION

Item 1: Legal Proceedings

  None

Item 2: Changes in Securities

Item 3: Defaults Upon Senior Securities

  None

Item 4: Submission of Matters to a Vote of Security Holders

  None

Item 5: Other Information

  None

Item 6: Exhibits and Reports on Form 8-K

  (a) Exhibits

    None

  (b) Reports on Form 8-K

  On March 26, 2001, the Company, in accordance with Regulation FD, filed a report on Form 8-K to announce a revised dividend strategy and limited waiver of the standstill provision of the Stockholders Agreement.

  On March 5, 2001, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of December 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTER TRUST RETAIL PROPERTIES, INC.

                                                    /s/ EDWARD A. STOKX
                                          By: _________________________________
                                                      Edward A. Stokx
                                              Senior Vice President of Finance
                                               (Principal Financial Officer)

                                                   /s/ SIDNEY M. SHIBATA
                                          By: _________________________________
                                                     Sidney M. Shibata
                                                         Controller

Dated: May 15, 1999