Form 10-Q
period 2001-06-30
CENTER TRUST INC
filed 2001-08-14
CIK 913292

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

  For the quarterly period ended June 30, 2001

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  As of August 10, 2001, 27,622,072 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               CENTER TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
 PART I  FINANCIAL INFORMATION

 Item 1. Financial Statements............................................

         Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
         December 31, 2000...............................................    1

         Consolidated Statements of Operations for the three and six
         months ended June 30, 2001 and 2000 (unaudited).................    2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000 (unaudited)..............................    3

         Notes to Consolidated Financial Statements (unaudited)..........    4

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations...........................................    6

 PART II OTHER INFORMATION...............................................   12

 SIGNATURES...............................................................  13

                               CENTER TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
Rental properties.....................................  $ 729,191   $ 776,667
Accumulated depreciation and amortization.............   (140,650)   (136,828)
                                                        ---------   ---------
Rental properties, net................................    588,541     639,839
Cash and cash equivalents.............................      6,049       6,164
Tenant receivables, net...............................      7,239      11,920
Other receivables.....................................      6,251       5,603
Restricted cash securities............................      9,656       9,531
Deferred charges, net.................................     16,045      18,030
Other assets..........................................      3,090       3,492
                                                        ---------   ---------
  TOTAL...............................................  $ 636,871   $ 694,579
                                                        =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Secured debt........................................  $ 405,599   $ 318,052
  7 1/2% Convertible subordinated debentures..........        --      128,548
  Accrued dividends and distributions.................      1,173       6,035
  Accrued interest....................................      1,087       5,827
  Accounts payable and other accrued expenses.........     10,652      10,161
  Accrued construction costs..........................        629       1,060
  Tenant security and other deposits..................      1,703       1,797
                                                        ---------   ---------
    Total liabilities.................................    420,843     471,480
                                                        ---------   ---------
MINORITY INTERESTS:
  Operating Partnership (1,339,644 and 2,015,692 units
   issued as of June 30, 2001 and December 31, 2000,
   respectively)......................................     11,796      15,075
  Other minority interests............................      1,366       1,620
                                                        ---------   ---------
    Total minority interests..........................     13,162      16,695
                                                        ---------   ---------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 100,000,000 shares
   authorized; 27,622,072 and 26,721,226 shares issued
   and outstanding as of June 30, 2001 and
   December 31, 2000, respectively)...................        276         266
  Additional paid-in capital..........................    362,798     359,419
  Accumulated distributions and deficit...............   (160,208)   (153,281)
                                                        ---------   ---------
    Total stockholders' equity........................    202,866     206,404
                                                        ---------   ---------
  TOTAL...............................................  $ 636,871   $ 694,579
                                                        =========   =========

                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                             Three Months       Six Months
                                                 Ended             Ended
                                               June 30,          June 30,
                                            ----------------  ----------------
                                             2001     2000     2001     2000
                                            -------  -------  -------  -------
REVENUES:
Rental revenues............................ $17,272  $24,452  $35,011  $49,661
Expense reimbursements.....................   5,964    7,715   11,906   15,425
Percentage rents...........................     173      661      694      994
Other income...............................   1,108    1,512    2,534    3,101
                                            -------  -------  -------  -------
    Total revenues.........................  24,517   34,340   50,145   69,181
                                            -------  -------  -------  -------
EXPENSES:
Interest...................................   8,443   15,009   18,131   29,700
Property Operating Costs:
  Common Area..............................   4,513    5,146    8,879   10,272
  Property taxes...........................   2,390    3,340    4,910    6,674
  Leasehold rentals........................     269      361      534      725
  Marketing................................     411      314      594      532
  Other operating..........................   1,149      838    2,330    1,941
Depreciation and amortization..............   5,175    6,314   10,414   12,783
Reorganization Costs.......................   2,613      --     2,613      --
General and administrative.................   1,646    1,324    3,011    2,631
                                            -------  -------  -------  -------
    Total expenses.........................  26,609   32,646   51,416   65,258
                                            -------  -------  -------  -------
(LOSS) INCOME FROM OPERATIONS BEFORE OTHER
 ITEMS.....................................  (2,092)   1,694   (1,271)   3,923
(LOSS) GAIN ON SALE OF RENTAL PROPERTIES...  (3,279)   9,149   (2,379)  11,724
MINORITY INTERESTS:
Operating Partnership......................     333     (675)     281     (821)
Other minority interests...................    (140)     (76)    (169)    (150)
                                            -------  -------  -------  -------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM....  (5,178)  10,092   (3,538)  14,676
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
 OF DEBT...................................    (566)     --    (1,385)  (1,864)
                                            -------  -------  -------  -------
NET (LOSS) INCOME.......................... $(5,744) $10,092  $(4,923) $12,812
                                            =======  =======  =======  =======
BASIC AND DILUTED INCOME PER SHARE:
(Loss) Income before extraordinary item.... $ (0.19) $  0.38  $ (0.13) $  0.55
Extraordinary loss on early extinguishment
 of debt...................................   (0.02)     --     (0.05)   (0.07)
                                            -------  -------  -------  -------
Net (Loss) Income..........................   (0.21) $  0.38    (0.18) $  0.48
                                            =======  =======  =======  =======
Weighted Average Basic and Diluted Shares
 Outstanding...............................  27,372   26,686   27,232   26,667
                                            =======  =======  =======  =======

                 See Notes to Consolidated Financial Statements

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income......................................... $ (4,923) $ 12,812
Adjustment to reconcile net (loss) income to net cash
 provided by operating activities:
  Depreciation and amortization of rental properties......   10,414    12,783
  Amortization of deferred financing costs................    2,047     1,712
  Extraordinary loss on early extinguishment of debt......    1,385     1,864
  Net loss on sale of rental properties...................    2,379   (11,724)
  Minority interests in operations........................     (112)      971
Net changes in operating assets and liabilities...........   (3,550)  (13,063)
                                                           --------  --------
    Net cash provided by operating activities.............    7,640     5,355
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and development costs........................   (4,458)   (7,790)
Net proceeds from sale of rental property.................   45,074    36,109
                                                           --------  --------
    Net cash provided by investing activities.............   40,616    28,319
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable....................... (139,023)   (2,273)
Proceeds from mortgages...................................      --     17,390
Repayment of mortgages....................................      --    (17,390)
Borrowings on secured line of credit......................  133,369   190,250
Repayment of secured line of credit.......................  (35,347) (200,191)
Proceeds from the sale of common stock....................      --        344
Increase in restricted cash...............................     (125)   (4,596)
Dividends to shareholders.................................   (6,678)  (15,191)
Distributions to minority interests.......................     (567)   (1,240)
                                                           --------  --------
    Net cash used in financing activities.................  (48,371)  (32,897)
                                                           --------  --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......     (115)      777
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD.........    6,164     5,204
                                                           --------  --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD............... $  6,049  $  5,981
                                                           ========  ========


                 See Notes to Consolidated Financial Statements

                              CENTER TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis Of Presentation

  Center Trust, Inc., (the "Company"), a Maryland Corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of June 30, 2001 the Company owned 35 retail shopping centers (the "Properties") comprising 6.4 million square feet of total shopping center gross leasable area ("GLA").

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

  Subsequent to June 30, 2001, the Company refinanced an existing mortgage on North Mountain Village, located in Phoenix, Arizona. The $7.1 million mortgage bears interest at 7.68% and matures in 2011

3. Property Disposition

  In March 2001, the Company sold three community shopping centers and one single tenant facility for a combined sales price of $38.4 million. The assets sold included Westgate North Shopping Center, a 104,000 square foot shopping center located in Tacoma, Washington, Center of El Centro, a 179,000 square foot shopping center located in El Centro, California, Madera Marketplace a 169,000 square foot shopping center located in Madera, California, and K-Mart Madera, a 86,000 square foot single tenant facility, located in Madera, California. After repayment of debt of $16.9 million, net proceeds of $17 million were used to reduce the outstanding balance on the Company's Credit Facility. During the fourth quarter of 2000, the Company recorded a $4.8 million impairment of assets held for sale, a result of the anticipated sales of the Westgate North Shopping Center and the Center of El Centro. After consideration of the fourth quarter impairment loss adjustment, the Company recorded a gain on the sale of assets of $0.9 million during 2001. In addition, the Company recorded an extraordinary loss of $0.8 million for the early extinguishment of debt related to the payment of certain prepayment penalties and elimination of certain deferred costs.

  During the 2nd quarter of 2001, the Company sold one community shopping center and one single tenant facility. The assets sold were K-Mart Rocklin, a 86,000 single tenant facility located in Rocklin, California and Marshalls' Plaza, a 79,000 square foot shopping center located in Modesto, California. After repayment of debt of $1.4 million, net proceeds of $8.3 million were used to reduce the outstanding balance on the Company's Credit Facility. The Company recorded a loss of $3.3 million on the sale. In addition, the Company recorded an extraordinary loss of $566,000 for the early extinguishment of debt related to the payment of certain prepayment penalties and elimination of certain deferred costs.

                              CENTER TRUST, INC.

4. Per Share Data

  In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share ("EPS") is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2001 were 28,962,000 and 28,850,000, respectively. The weighted average number of common shares for the same periods ended June 30, 2000 were 28,446,000 and 28,379,000, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive.

  On July 20, 2001, the Company paid a $0.04 dividend per share to shareholders of record as of July 2, 2001. Year-to-date the Company has paid dividends of $0.08 per share or $2.2 million.

5. Reorganization Costs

  At the end of the second quarter of 2001, the Company recorded a non-recurring Reorganization expense of $2.6 million. The expense consists of employee severance and other related costs. Substantially all amounts have been paid as of August, 2001.

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

Results of Operations

 Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000.

  Rental revenues decreased by $7.2 million to $17.3 million for the three months ended June 30, 2001 from $24.5 million for the three months ended June 30, 2000. The entire decrease was due to the sale of 16 community shopping centers and four single tenant facilities, for a total of 20 properties sold since June 30, 2000.

  Property operating costs decreased by 1.3 million to $8.7 million for the three months ended June 30, 2001 from $10.0 million for the three months ended June 30, 2000. Substantially all of the decrease was a result of decreased operating costs from the sale of the properties previously discussed.

  Interest expense decreased to $8.4 million for the three months ended June 30, 2001 from $15.0 million for the three months ended June 30, 2000. The decrease resulted from lower average debt outstanding and lower effective interest rates in the second quarter of 2001 compared to the same period in 2000. The lower average debt outstanding was due to the repayment of the $128.5 million 7 1/2% Convertible Subordinated Debentures and proceeds from the sale of assets during the later half of 2000 and the first half of 2001, which were used to reduce the Company's Secured Credit Facility.

  General and Administrative costs increased slightly by $0.3 million from $1.3 million for the three months ended June 30, 2000 to $1.6 million for the three months ended June 30, 2001.

  At the end of the second quarter of 2001, the Company recorded a non-recurring Reorganization expense of $2.6 million. The expense consists of employee severance and other related costs. The Company anticipates that cost savings related to the reorganization will be realized during the remaining quarters of 2001.

  The Company reported a net loss of $5.7 million for the three months ended June 30, 2001 compared to net income of $10.1 million for the same period ended June 30, 2001. The net loss was primarily due to lower net operating income of $8.3 million from the sale of properties, $2.6 million in reorganization costs and a $3.3 million loss on the sale of assets partially offset by lower interest of $8.4 million as noted above. The gain in 2000 resulted primarily from a $9.1 million gain on the sale of assets.

 Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000.

  Rental revenues decreased by $14.7 million to $35.0 million for the six months ended June 30, 2001 from $49.7 million for the six months ended June 30, 2000. The decrease of $14.3 million is due to the sale of 16 community shopping centers and four single tenant facilities, for a total of 20 properties sold since June 30, 2000.

  Property operating costs decreased by $2.9 million to $17.2 million for the six months ended June 30, 2001 from $20.1 million for the six months ended June 30, 2000. Substantially all of the decrease was a result of decreased property taxes and operating costs from the sale of the properties previously discussed.

  Interest expense decreased to $18.1 million for the six months ended June 30, 2001 from $29.7 million for the six months ended June 30, 2000. The decrease is the result of lower average debt outstanding and lower interest rates as previously discussed.

  General and Administrative costs increased slightly by $0.4 million from $2.6 million for the six months ended June 30, 2000 to $3.0 million for the six months ended June 30, 2001.

  The Company reported a net loss of $4.9 million for the six months ended June 30, 2001 compared to net income of $12.8 million for the same period ended June 30, 2001. The net loss was primarily due to lower net operating income of $15.6 million from the sale of properties, $2.6 million in reorganization costs and a $2.4 million loss on the sale of assets partially offset by lower interest of $18.1 million as noted above. The gain in 2000 resulted primarily from a $11.7 million gain on the sale of assets.

 Selected Property Financial Information

  Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                                  Six Months
                                                                     Ended
                                                                   June 30,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Retail Properties (35 in 2001 and 55 in 2000):
     Regional Malls............................................ $ 8,240 $ 8,623
     Community Centers.........................................  23,368  38,007
     Single Tenants............................................     810   1,746
   Other income................................................     480     661
                                                                ------- -------
       Net Operating Income.................................... $32,898 $49,037
                                                                ======= =======

  The following summarizes the percentage of leased GLA (excluding non-owned
GLA) as of:

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
   Retail Properties (35 in 2001 and 41 in 2000):
     Community Centers....................................   92.1%      93.1%
     Regional Malls.......................................   93.6       90.9
     Single Tenants.......................................  100.0      100.0
     Aggregate Portfolio..................................   92.7       93.3

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

  The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  -----------------
                                        2001       2000      2001      2000
                                      ---------  ---------  -------  --------
FUNDS FROM OPERATIONS
Net (loss) income.................... $  (5,744) $  10,092  $(4,923) $ 12,812
Adjustments to reconcile net income
 to funds from operations:
  Depreciation and Amortization:
    Buildings and improvements.......     3,212      4,327    6,444     8,663
    Tenant improvements and
     allowances......................     1,138      1,271    2,234     2,700
    Leasing costs....................       605        653    1,313     1,299
Minority Interests...................      (377)       571     (496)      630
Extraordinary loss--early
 extinguishment of debt..............       566        --     1,385     1,864
Loss (Gain) on Sale of Assets........     3,279     (9,149)   2,379   (11,724)
Reorganization Costs.................     2,613        --     2,613       --
Other................................       377        354      538       817
                                      ---------  ---------  -------  --------
Funds from operations, basic and
 diluted............................. $   5,669  $   8,119  $11,487  $ 17,061
                                      =========  =========  =======  ========

  Funds from operations, on a basic basis, decreased to $5.7 million for the three months ended June 30, 2001, as compared to $8.1 million for the same period in 2000. Funds from operations decreased to $11.5 million for the six months ended June 30, 2001, as compared to $17.1 million for the same period in 2000. The three and six month decreases in funds from operations are principally a result of the reasons stated above under Results of Operations, adjusted for the items outlined in the above table.

Liquidity Sources and Requirements

  The primary focus of the Company during the first half of 2001 was to repay the 7 1/2% Convertible Subordinated Debentures and to continue to strengthen its financial stability and flexibility. Through a series of asset sales and debt refinancing transactions, as well as a modification of the Company's Credit Facility, the Company was able to successfully repay it 7 1/2% Convertible Debentures which matured on January 15, 2001. Further, with the sale of the three community shopping centers and a single tenant facility in 2001, the Company reduced its outstanding balance on its Secured Credit Facility to a level below 70% loan to value, which reduced the interest rate paid on the outstanding balance to 250 basis points over LIBOR by March 31, 2000. Asset sales during the second quarter have further enabled the Company to reduce its outstanding balance by $8.3 million. This combined with the reduction of the dividend, discussed below, provides the Company with the anticipated cash and financial flexibility required to meet its capital requirements in the near future.

  During 2001, the maximum availability under the Credit Facility was reduced from $193 million to $170 million as a result of the sale of assets which were previously included as collateral within the pool of assets securing the Credit Facility. The Company currently has availability of approximately $7 million as of June 30, 2001.

  The Company announced that it will pay a quarterly dividend of $0.04 per share for both the first and second quarters of 2001, which equates to an annual dividend rate of $0.16 per share and approximates the Company's minimum required distribution to maintain its REIT status. This compares to the annual dividend of $0.84 paid in the year 2000. The dividend reduction was necessitated by the contraction in the Company's asset base as a result of the sale of over $290 million in assets of the last twelve months. The dividend reduction will allow the Company to maximize its retention of capital, reduce its leverage level, and provide financial flexibility to appropriately evaluate value-added redevelopment opportunities within its portfolio, while maintaining its REIT status.

  During the 2nd quarter of 2001, the Company sold one community shopping center and one single tenant facility. The assets sold were K-Mart Rocklin, a 86,000 single tenant facility located in Rocklin, California and Marshalls' Plaza, a 79,000 square foot shopping center located in Modesto, California. After repayment of debt of $1.4 million, net proceeds of $8.3 million were used to reduce the outstanding balance on the Company's Credit Facility.

  During the first quarter of 2001, the Company sold three community shopping centers and one single tenant facility for a combined sales price of $38.4 million. The assets sold included Westgate North Shopping Center, a 104,000 square foot shopping center located in Tacoma, Washington, Center of El Centro, a 179,000 square foot shopping center located in El Centro, California, Madera Marketplace a 169,000 square foot shopping center located in Madera, California, and K-Mart Madera, a 86,000 square foot single tenant facility, located in Madera, California. The total net proceeds from the sales were $17 million, after repayment of debt of approximately $16.9 million that reduced the outstanding balance on the Company's Credit Facility.

  Subsequent to June 30, 2001, the Company refinanced an existing mortgage on North Mountain Village, located in Phoenix, Arizona. The $7.1 million mortgage bears interest at 7.68% and matures in 2011. The Company has no other debt maturities in 2001.

  Debt maturities of $193.4 million in 2002, as well as significant amounts due from 2003 to 2015, will require refinancing. Loans maturing in 2002 include the amount outstanding on the Company's Secured Credit Facility of $151 million, which is due on March 31, 2002. The Secured Credit Facility has a 1-year extension available subject to certain covenant compliance. The Company expects to extend the maturity of the Secured Credit Facility. The Company believes, based on the collateral available within the Properties, that it will be able to effect such refinancings.

Cash Flows

  Net cash provided by operating activity increased by $2.3 million from $5.4 million for the six months ended June 30, 2000 to $7.6 million for the same period of 2001. The increase resulted primarily from lower working capital requirements in the period ended June 30, 2001 compared to the same period of June 30, 2000 partially offset by the sale of assets previously discussed.

  Net cash from investment activities was $40.6 million for the six months ended June 30, 2001 as compared to $28.3 million for the six months ended June 30, 2000. The increase was the result of proceeds received from the sale of four community shopping centers and two single tenant facilities in 2001 compared to the sale of one single tenant facility and a freestanding theatre in 2000. Financing activities used cash of $48.4 million for the six months ended June 30, 2001 as compared to $32.9 million for the six months ended June 30, 2000. The decrease was primarily the result of the repayment of the 7 % Convertible Subordinated Debentures in January 2001 partially offset by lower pay-down of the Company's Secured Credit Facility in 2001 compared to 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR-based interest rates as interest on the Company's Credit Facility of $158.1 million as well as mortgage notes of $108.5 million are tied to various LIBOR interest rates. The Credit Facility matures March 31, 2002. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $112.0 million of the Company's debt is based on a weighted average fixed rate of 8.8%. As a result, the Company will be obligated to pay contractually agreed upon rates on interest on it fixed rate debt, unless management refinances its existing fixed rate debt and potentially incurs substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are ties to a general index of AAWA-rated tax-free municipal bonds.

  The following table provides information about the Company's interest rate sensivtive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of June 30, 2001 (dollars in thousands):

                                                                                        Fair
                                                                                       Market
  As of June 30, 2001      2001     2002     2003    2004  2005  Thereafter  Total     Value
  -------------------     ------  --------  -------  ----- ----- ---------- --------  --------
Interest Rate Sensitive
 Liabilities:
 Credit Facility........          $151,365                                  $151,365  $151,365
   Interest Rate........             LIBOR                                     LIBOR
                                    + 2.50%                                   + 2.50%
 Variable Rate Debt.....          $ 33,253  $75,185                         $108,438  $108,438
   Interest Rate........             LIBOR    LIBOR                            LIBOR
                                     +2.50% + 2.366%                          +2.407%
 Fixed Rate Debt........  $8,105  $  9,020  $15,052               $77,620   $109,797  $112,667
 Weighted Average
  Interest Rate.........    8.25%    10.45%  10.375%                8.343%     8.787%
Tax Exempt Certificates.                                          $36,000   $ 36,000  $ 36,000
 Weighted Average
  Interest Rate.........                                             5.28%      5.28%

                           PART II--OTHER INFORMATION

Item 1: Legal Proceedings

  None

Item 2: Changes in Securities

  None

Item 3: Defaults Upon Senior Securities

  None

Item 4: Submission of Matters to a Vote of Security Holders

  None

Item 5: Other Information

  None

Item 6: Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  On May 2, 2001, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of March 31, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTER TRUST RETAIL PROPERTIES, INC.

                                                /s/ EDWARD A. STOKX
                                 By: __________________________________________
                                                  Edward A. Stokx
                                         Senior Vice President of Finance
                                           (Principal Financial Officer)

                                               /s/ SIDNEY M. SHIBATA
                                 By: __________________________________________
                                                 Sidney M. Shibata
                                                    Controller

Dated: August 14, 2001