Form 10-Q
period 2001-09-30
CENTER TRUST INC
filed 2001-11-13
CIK 913292

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from ______________ to ______________

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  As of November 10, 2001, 27,622,072 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

===============================================================================

                               CENTER TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
 PART I  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 (unaudited)
         and December 31,
         2000............................................................     1

         Consolidated Statements of Operations (unaudited) for the three
         and nine months ended September 30, 2001 and 2000 ..............     2

         Consolidated Statements of Cash Flows (unaudited) for the nine
         months ended September 30, 2001 and 2000 .......................     3

         Notes to Consolidated Financial Statements (unaudited)..........     4

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     6

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......    11

 PART II OTHER INFORMATION...............................................    12

 SIGNATURES...............................................................   13

                               CENTER TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         2001          2000
                                                     ------------- ------------
                                                      (unaudited)
                       ASSETS
Rental properties...................................   $ 730,661    $ 776,667
Accumulated depreciation and amortization...........    (144,863)    (136,828)
                                                       ---------    ---------
Rental properties, net..............................     585,798      639,839
Cash and cash equivalents...........................       4,895        6,164
Tenant receivables, net.............................       8,086       11,920
Other receivables...................................       5,621        5,603
Restricted cash securities..........................      10,416        9,531
Deferred charges, net...............................      15,348       18,030
Other assets........................................       2,875        3,492
                                                       ---------    ---------
 TOTAL..............................................   $ 633,039    $ 694,579
                                                       =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Secured debt.......................................   $ 399,693    $ 318,052
 7 1/2% Convertible subordinated debentures.........         --       128,548
 Accrued dividends and distributions................       1,173        6,035
 Accrued interest...................................       1,592        5,827
 Accounts payable and other accrued expenses........      11,807       10,161
 Accrued construction costs.........................         570        1,060
 Tenant security and other deposits.................       1,624        1,797
                                                       ---------    ---------
   Total liabilities................................     416,459      471,480
                                                       ---------    ---------
MINORITY INTERESTS:
 Operating Partnership (1,339,644 and 2,015,692
  units issued as of September 30, 2001 and
  December 31, 2000, respectively)..................      11,025       15,075
 Other minority interests...........................       1,457        1,620
                                                       ---------    ---------
   Total minority interests.........................      12,482       16,695
                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Common stock ($.01 par value, 100,000,000 shares
  authorized; 27,622,072 and 26,721,226 shares
  issued and outstanding as of September 30, 2001
  and December 31, 2000, respectively)..............         276          267
 Additional paid-in capital.........................     364,166      359,418
 Accumulated distributions and deficit..............    (160,344)    (153,281)
                                                       ---------    ---------
   Total stockholders' equity.......................     204,098      206,404
                                                       ---------    ---------
 TOTAL..............................................   $ 633,039    $ 694,579
                                                       =========    =========


                See Notes to Consolidated Financial Statements.

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      --------------------  ------------------
                                        2001       2000       2001      2000
                                      ---------  ---------  --------  --------
REVENUES:
Rental revenues...................... $  17,108  $  24,540  $ 52,119  $ 74,201
Expense reimbursements...............     6,160      7,579    18,066    23,004
Percentage rents.....................       274        428       968     1,422
Other income.........................     1,200      1,494     3,734     4,595
                                      ---------  ---------  --------  --------
    Total revenues...................    24,742     34,041    74,887   103,222
                                      ---------  ---------  --------  --------
EXPENSES:
Interest.............................     8,099     14,993    26,230    44,693
Property Operating Costs:
  Common Area........................     4,510      4,943    13,389    15,215
  Property taxes.....................     2,412      3,241     7,322     9,915
  Leasehold rentals..................       272        369       806     1,094
  Marketing..........................       232        269       826       801
  Other operating....................     1,182        950     3,512     2,891
Depreciation and amortization........     5,099      6,444    15,513    19,227
Reorganization Costs.................       --         --      2,613       --
General and administrative...........     1,196      1,577     4,207     4,208
                                      ---------  ---------  --------  --------
    Total expenses...................    23,002     32,786    74,418    98,044
                                      ---------  ---------  --------  --------
INCOME FROM OPERATIONS BEFORE OTHER
 ITEMS...............................     1,740      1,255       469     5,178
GAIN (LOSS) ON SALE OF RENTAL
 PROPERTIES..........................       --       2,473    (2,379)   14,197
MINORITY INTERESTS:
Operating Partnership................      (383)      (258)     (102)   (1,079)
Other minority interests.............       (91)       (79)     (260)     (229)
                                      ---------  ---------  --------  --------
NET INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM..................     1,266      3,391    (2,272)   18,067
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT..............       --        (589)   (1,385)   (2,453)
                                      ---------  ---------  --------  --------
NET INCOME (LOSS).................... $   1,266  $   2,802  $ (3,657) $ 15,614
                                      =========  =========  ========  ========
BASIC AND DILUTED INCOME PER SHARE:
Income (Loss) before extraordinary
 item................................ $    0.05  $    0.13  $  (0.08) $   0.68
Extraordinary loss on early
 extinguishment of debt..............       --       (0.02)    (0.05)    (0.09)
                                      ---------  ---------  --------  --------
Net Income (Loss).................... $    0.05  $    0.11  $  (0.13) $   0.59
                                      =========  =========  ========  ========
Weighted Average Basic and Diluted
 Shares Outstanding..................    27,622     26,670    27,362    26,668
                                      =========  =========  ========  ========

                 See Notes to Consolidated Financial Statements

                               CENTER TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income......................................... $ (3,657) $ 15,614
Adjustment to reconcile net (loss) income to net cash
 Provided by operating activities:
  Depreciation and amortization of rental properties......   15,513    19,227
  Amortization of deferred financing costs................    3,057     2,719
  Net (loss) gain on Sale of rental properties............    2,379   (14,197)
  Extraordinary loss on early extinguishment of debt......    1,385     2,453
  Minority interests in operations........................      102     1,308
Net changes in operating assets and liabilities...........   (2,660)  (15,401)
                                                           --------  --------
    Net cash provided by operating activities.............   16,119    11,723
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and development costs........................   (5,928)  (10,038)
Net proceeds from sale of rental property.................   45,074    73,070
                                                           --------  --------
    Net cash provided by investing activities.............   39,146    63,032
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable....................... (140,564)   (3,352)
Proceeds from mortgages...................................      --     17,390
Repayment of mortgages....................................      --    (35,335)
Borrowings on secured line of credit......................  133,369   198,670
Repayment of secured line of credit.......................  (39,712) (216,906)
Increase in restricted cash...............................     (885)   (5,890)
Dividends to shareholders.................................   (7,897)  (20,792)
Distributions to minority interests.......................     (845)   (1,694)
                                                           --------  --------
    Net cash used in financing activities.................  (56,534)  (67,909)
                                                           --------  --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......   (1,269)    6,846
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD.........    6,164     5,204
                                                           --------  --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD............... $  4,895  $ 12,050
                                                           ========  ========

                 See Notes to Consolidated Financial Statements

                              CENTER TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis Of Presentation

  Center Trust, Inc., (the "Company"), a Maryland Corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of September 30, 2001, the Company owned 35 retail shopping centers (the "Properties") comprising 6.4 million square feet of total shopping center gross leasable area ("GLA").

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

  On July 6, 2001, the Company refinanced an existing mortgage on North Mountain Village, located in Phoenix, Arizona. The $7.1 million mortgage bears interest at 7.68% and matures in 2011.

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

  During the 2nd quarter of 2001, the Company sold one community shopping center and one single tenant facility. The assets sold were K-Mart Rocklin, an 86,000 square foot single tenant facility located in Rocklin, California and Marshalls' Plaza, a 79,000 square foot shopping center located in Modesto, California. After repayment of debt of $1.4 million, net proceeds of $8.3 million were used to reduce the outstanding balance on the Company's Credit Facility. The Company recorded an extraordinary loss of $566,000 for the early extinguishment of debt related to the payment of certain prepayment penalties and elimination of certain deferred costs.

                              CENTER TRUST, INC.

4. Per Share Data

  In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share ("EPS") is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2001 were 27,622,000 and 27,362,000, respectively. The weighted average number of common shares for the same periods ended September 30, 2000 were 26,670,000 and 26,668,000, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive.

  On October 22, 2001, the Company paid a $0.04 dividend per share to shareholders of record as of October 1, 2001. Year-to-date the Company has paid dividends of $0.12 per share or $3.3 million.

5. Reorganization Costs

  At the end of the second quarter of 2001, the Company recorded a non-recurring reorganization expense of $2.6 million. The expense consists of employee severance and other related costs. Substantially all amounts have been paid as of September, 2001.

6. Recent Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the "pooling of interests" method. SFAS No. 142 requires the cessation of the amortization of goodwill subsequent to December 31, 2001. SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This new standard is not expected to have a significant impact on our financial statements.

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

  Our success also depends upon economic trends generally, as well as income tax laws, governmental regulation, legislation, population changes and other matters discussed above. We caution you, however, that any list of risk factors may not be exhaustive.

Results of Operations

 Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000.

  Rental revenues decreased by $7.4 million to $17.1 million for the three months ended September 30, 2001 from $24.5 million for the three months ended September 30, 2000. The decrease of $7.4 million was due to the sale of 14 community shopping centers and four single tenant facilities, for a total of 18 properties sold since September 30, 2000.

  Expense reimbursements decreased $1.4 million to $6.2 million for the three months ended September 30, 2001 from $7.6 million for the three months ended September 30, 2000. A decrease of $1.8 million was the result of decreased recoveries from the sale of the properties previously discussed. Partially offsetting the decrease was an increase in recoveries from held properties. Similarly, property operating costs decreased by $1.2 million to $8.6 million for the three months ended September 30, 2001 from $9.8 million for the three months ended September 30, 2000, $1.9 million of which was due to the sold properties. Property operating costs for held properties increased $0.7 million.

  Interest expense decreased to $8.1 million for the three months ended September 30, 2001 from $15.0 million for the three months ended September 30, 2000. The decrease was primarily due to $5.7 million from lower average debt outstanding and $1.9 million from lower effective interest rates in the third quarter of 2001 compared to the same period in 2000. The lower average debt outstanding was due to the repayment of the $128.5 million 7% Convertible Subordinated Debentures and proceeds from the sale of assets during the later half of 2000 and the first half of 2001, which were used to reduce the Company's Secured Credit Facility.

  General and Administrative costs decreased by $0.4 million from $1.6 million for the three months ended September 30, 2000 to $1.2 million for the three months ended September 30, 2001. The decrease is due to the cost savings related to the reorganization that occurred during the second quarter of 2001.

  The Company reported net income of $1.3 million for the three months ended September 30, 2001 compared to net income of $2.8 million for the same period ended September 30, 2000. The decrease in net income of $1.5 million is primarily due to lower net operating income of $8.1 million in 2001 and the gain on the sale of assets, net of an extraordinary loss, of $1.9 million in 2000, partially offset by lower interest expense of $6.9 million and lower depreciation expense of $1.3 million. Net operating income decreased $7.2 million as a result of the sale of 18 properties, previously discussed. The decrease in depreciation expense is also attributed to the sale of properties.

 Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000.

  Rental revenues decreased by $22.1 million to $52.1 million for the nine months ended September 30, 2001 from $74.2 million for the nine months ended September 30, 2000. The decrease of $21.7 million is due to the sale of 16 community shopping centers and four single tenant facilities, for a total of 20 properties sold since June 30, 2000.

  Expense reimbursements decreased $4.9 million to $18.1 million for the nine months ended September 30, 2001 from $23.0 million for the nine months ended September 30, 2000. A decrease of $4.8 million is attributable to the sale of properties. Similarly, property operating costs decreased by $4.0 million to $25.9 million for the nine months ended September 30, 2001 from $29.9 million for the nine months ended September 30, 2000.

  Interest expense decreased to $18.5 million for the nine months ended September 30, 2001 to $26.2 million from $44.7 million for the nine months ended September 30, 2000. The decrease is the result of lower average debt outstanding as previously discussed and lower interest rates. Effective interest rates were 6.7% for the nine month period ended September 30, 2001 compared to 8.4% for the same period of 2000.

  General and Administrative costs was $4.2 million for both the nine months periods ended September 30, 2001 and September 30, 2000.

   The Company reported a net loss of $3.7 million for the nine months ended September 30, 2001 compared to net income of $15.6 million for the same period ended September 30, 2000. The net loss was primarily due to lower net operating income of $21.5 million from the sale of properties, $2.6 million in reorganization costs and a $2.5 million loss on the sale of assets partially offset by lower interest expense of $18.5 million and lower depreciation expense of $3.7 million. The lower net operating income and depreciation expense is primarily due to the sale of properties. The gain in 2000 resulted primarily from a $14.2 million gain on the sale of assets.

 Selected Property Financial Information

  Net operating income (defined as revenues, less property operating costs) for the Company's properties is as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                              2001     2000
                                                            -------- --------
   Retail Properties (35 at September 30, 2001 and 53 at
    September 30, 2000):
     Regional Malls........................................ $ 12,568 $ 13,405
     Community Centers.....................................   34,728   56,443
     Single Tenants........................................    1,082    2,457
   Other income............................................      654    1,001
                                                            -------- --------
       Net Operating Income................................ $ 49,032 $ 73,306
                                                            ======== ========

  The following summarizes the percentage of leased GLA (excluding non-owned GLA as of:

                                                    September 30, December 31,
                                                        2001          2000
                                                    ------------- ------------
   Retail Properties (35 at September 30, 2001 and
    41 at December 31, 2000):
     Community Centers............................       91.9%        93.1%
     Regional Malls...............................       92.6         90.9
     Single Tenants...............................      100.0        100.0
     Aggregate Portfolio..........................       92.3         93.3

 Funds from Operations

  The Company considers funds from operations ("FFO") to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO is defined, as outlined in the October 1999 White Paper, by the National Association of Real Estate Investment Trusts ("NAREIT") as net income plus depreciation and amortization of real estate, excluding gains or losses on sales of properties. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to those indicators in evaluating the Company's operating performance or liquidity. Further, the methodology for computing FFO utilized by the Company may differ from that utilized by other equity REITs and, accordingly may not be comparable to such other REITs.

  The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company's computation of FFO and provides certain additional disclosures (dollars in thousands):

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      -------------------  ------------------
                                        2001      2000       2001      2000
                                      --------- ---------  --------  --------
FUNDS FROM OPERATIONS
Net income (loss).................... $   1,266 $   2,802  $ (3,657) $ 15,614
Adjustments to reconcile net income
 (loss) to funds from operations:
  Depreciation and Amortization:
    Buildings and improvements.......     3,097     3,781     9,541    12,444
    Tenant improvements and
     allowances......................     1,142     1,276     3,376     3,976
    Leasing costs....................       650     1,218     1,963     2,517
Minority Interests...................       287       167      (209)      797
Extraordinary loss--early
 extinguishment of debt..............       --        589     1,385     2,453
(Gain) Loss on Sale of Assets........       --     (2,473)    2,379   (14,197)
Reorganization Costs.................       --        --      2,613       --
Other................................        56       461       594     1,278
                                      --------- ---------  --------  --------
Funds from operations, basis and
 diluted............................. $   6,498 $   7,821  $ 17,985  $ 24,882
                                      ========= =========  ========  ========

  Funds from operations, on a basic basis, decreased to $6.5 million for the three months ended September 30, 2001, as compared to $7.8 million for the same period in 2000. Funds from operations decreased to $18.0 million for the nine months ended September 30, 2001, as compared to $24.9 million for the same period in 2000. The three and nine month decreases in funds from operations are principally a result of the reasons stated above under Results of Operations adjusted for the items outlined in the above table.

Liquidity Sources and Requirements

  The primary focus of the Company during 2000 and early 2001 was to repay the 7 1/2% Convertible Subordinated Debentures and to continue to strengthen its financial stability and flexibility. Through a series of asset sales and debt refinancing transactions, as well as a modification of the Company's Credit Facility, the Company was able to successfully repay it's 7 1/2% Convertible Debentures which matured on January 15, 2001. Further, with the sale of the three community shopping centers and a single tenant facility in the first quarter of 2001, the Company reduced its outstanding balance on its Secured Credit Facility to a level below 70% loan to value, which reduced the interest rate paid on the outstanding balance to 250 basis points over LIBOR by March 31, 2001. Asset sales during the second quarter and cash from operating results in the third quarter have further enabled the Company to reduce its outstanding balance by $11.1 million. This combined with the reduction of the dividend, discussed below, allows the Company the anticipated cash and financial flexibility required to meet its capital requirements in the near future.

  During 2001, the maximum availability under the Credit Facility was reduced from $193 million to $170 million as a result of the sale of assets which were previously included as collateral within the pool of assets securing the Credit Facility. The Company currently has availability of approximately $12 million at September 30, 2001.

  The Company announced that it will pay a quarterly dividend of $0.04 per share, for each of the first three quarters of 2001, which equates to an annual dividend rate of $0.16 per share and approximates the Company's minimum required distribution to maintain its REIT status. This compares to the annual dividend of $0.84 paid in the year 2000. The dividend reduction was necessitated by the contraction in the Company's asset base as a result of the sale of over $290 million in assets over the last twelve months. The dividend reduction will allow the Company to maximize its retention of capital, reduce its leverage level, and provide financial flexibility to appropriately evaluate value-added redevelopment opportunities within its portfolio, while maintaining its REIT status.

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

  On July 6, 2001, the Company refinanced an existing mortgage on North Mountain Village, located in Phoenix, Arizona. The $7.1 million mortgage bears interest at 7.68% and matures in 2011. The Company has no other debt maturities in 2001.

  Debt maturities of $238.8 million in 2002, as well as significant amounts due from 2003 to 2015, will require refinancing. Loans maturing in 2002 include the amount outstanding on the Company's Secured Credit Facility of $147 million, which is due on March 31, 2002 and $50 million of mortgage loans with Chase Manhattan Bank, which are due on December 10, 2002. The Secured Credit Facility has a 1-year extension available subject to certain covenant compliance. The mortgage loans with Chase Manhattan Bank provides for three one-year extensions. The Company expects to extend the maturity of the Secured Credit Facility. The Company believes, based on the collateral available within the Properties, that it will be able to effect such refinancings.

Cash Flows

  Net cash provided by operating activity increased by $4.4 million from $11.7 million for the nine months ended September 30, 2000 to $16.1 million for the same period of 2001. The increase primarily resulted from lower working capital requirements in the period ended September 30, 2001 compared to the same period of September 30, 2000 partially offset by a decrease in cash provided by operations, a result of the sale of assets.

  Net cash from investment activities was $39.1 million for the nine months ended September 30, 2001, compared to $63.0 million for the nine months ended September 30, 2000. The decrease was the result of lower proceeds received from the sale of assets in 2001 compared to the same period of 2000. Proceeds received from the sale of properties included the sale of four community shopping centers and two single tenant facilities in 2001 and the sale of two community shopping centers, one single tenant facility and a freestanding theatre in 2000. Financing activities used cash of $56.5 million for the nine months ended September 30, 2001 as compared to $67.9 million for the nine months ended September 30, 2000. The decrease was primarily the result of the repayment of the 7 1/2% Convertible Subordinated Debentures in January 2001 partially offset by lower pay-down of the Company's Secured Credit Facility in 2001 compared to 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR-based interest rates as interest on the Company's Credit Facility of $147.0 million as well as mortgage notes of $108.3 million are tied to various LIBOR interest rates. The Credit Facility matures March 31, 2002. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $108.4 million of the Company's debt is based on a weighted average fixed rate of 8.8%. As a result, the Company will be obligated to pay contractually agreed upon rates on interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incurs substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are tied to a general index of AAA-rated tax-free municipal bonds.

  The following table provides information about the Company's interest rate sensitivity financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of September 30, 2001 (dollars in thousands):

                                                                                      Fair
                                                                                     Market
   As of September 30      2001     2002     2003    2004 2005 Thereafter  Total     Value
   ------------------     ------  --------  -------  ---- ---- ---------- --------  --------
Interest Rate Sensitive
 Liabilities:
 Credit Facility........          $147,000                                $147,000  $147,000
   Interest Rate........   LIBOR                                             LIBOR
                          + 2.50%                                           + 2.50%
 Variable Rate Debt.....          $ 83,306  $25,000                       $108,306  $108,306
   Interest Rate........             LIBOR    LIBOR                          LIBOR
                                    + 2.50% + 2.366%                       + 2.407%
 Fixed Rate Debt........          $  8,977  $14,959             $84,451   $108,387  $111,257
 Weighted Average
  Interest Rate.........             10.45%  10.375%              8.343%     8.787%
Tax Exempt Certificates.                                        $36,000   $ 36,000  $ 36,000
 Weighted Average
  Interest Rate.........                                           5.28%      5.28%

                           PART II--OTHER INFORMATION

Item 1: Legal Proceedings

  None

Item 2: Changes in Securities

  None

Item 3: Defaults Upon Senior Securities

  None

Item 4: Submission of Matters to a Vote of Security Holders

  None

Item 5: Other Information

  None

Item 6: Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  On August 8, 2001, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of June 30, 2001.

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

Dated: November 13, 2001