Form 10-K
period 2001-12-31
CENTER TRUST INC
filed 2002-03-29
CIK 913292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from to

Commission File Number: 1-12588

Center Trust, Inc.

(Exact name of registrant as specified in charter)

Maryland	95-4444963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3500 Sepulveda Boulevard, Manhattan Beach, California 90266

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

(310) 546-4520

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None Registered
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $50,237,000 (computed on the basis of $4.57 per share), which was the last sale price on the New York Stock Exchange on March 15, 2002.

      As of March 15, 2002, 27,656,405 shares of common stock, Par Value $.01 per share of Center Trust, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Form 10-K incorporates by reference information from the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year ended December 31, 2001.

PART I

Item 1.     Business

      Center Trust, Inc. (the “Company”), a Maryland corporation, is a self-administered and self-managed real estate investment trust. The Company engages in the ownership, management, leasing, redevelopment, acquisition and development of retail shopping centers in the western United States.

      As of December 31, 2001, the Company’s Properties consisted of 31 community shopping centers, 2 regional malls and 2 single tenant facilities. The Company’s ownership interest in the Properties is held through various partnership interests. The Company is the sole general partner of CT Operating Partnership, L.P., a California limited partnership (the “Operating Partnership” or “OP”), and owns a 94.9% interest therein. Of the 35 Properties, 33 are wholly owned by the Operating Partnership. Two of the Properties are owned by partnerships in which the OP has a general partner interest, including a 75% interest in Willowbrook Center Partnership and a 34% effective interest in Vermont Slauson Shopping Center, LTD each of which own one asset. For purposes of securing various mortgages, the OP has created a series of single purpose entities. Of the 33 properties owned by the OP, ownership of 18 of these properties are held in 15 separate wholly-owned single purpose entities.

      The Company conducts substantially all of its operations through the Operating Partnership and has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

      During the year 2001, the Company sold 6 properties, including 4 community shopping centers and two single tenant facilities. The net proceeds from these sales were used to reduce the amount outstanding under the Company’s secured line of credit. In January 2001, the Company repaid, in full, its 7 1/2% Convertible Subordinated Debentures. See additional discussion under “Item 2 — Properties” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity Sources and Requirements.”

      On June 1, 1997 the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC (together “LFREI”). Pursuant to the Stock Purchase Agreement, LFREI purchased 15,666,666 shares of common stock of the Company at a price of $15.00 per share, for an aggregate purchase price of $235 million. The stockholders of the Company approved the Agreement on August 14, 1997. As of December 31, 2001, LFREI owned 56.7% of the outstanding common stock of the Company.

      In connection with the Stock Purchase Agreement, the Company and LFREI entered into a Stockholders Agreement (the “Stockholders Agreement”) providing that until August 14, 2002 (the “Standstill Period”) LFREI and its affiliates may not, among other things (i) acquire beneficial ownership of more than 49.9% of the outstanding shares of common stock of the Company, on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of common stock of the Company except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company’s capital stock), (iii) solicit, encourage or propose to effect or negotiate certain business combination transactions, (iv) solicit, encourage, initiate or participate in any solicitation of proxies or become a participant in any election contest, (v) seek board representation or a change in the composition or size of the board, except as specifically permitted, or (vi) assist or encourage any person or entity with respect to any of he foregoing (collectively, the “Standstill Provisions”). As used herein, the term “Adjusted Fully Diluted Basis” shall mean on a diluted basis, except that shares of common stock of the Company issuable upon exercise of options granted under management benefit plans shall not be included. In addition, during the Standstill Period, LFREI and its affiliates have agreed to vote all shares of Company common stock owned by them that represent aggregate ownership in excess of 40% of the outstanding shares of Company common stock either (i) in accordance with the recommendation of our board of directors or (ii) proportionally in accordance with the votes of the other holders of Company common stock.

      As of December 31, 2001, LFREI owned 54.0% of the common stock of the Company on an Adjusted Fully Diluted Basis. Therefore, under the terms of the Stockholders Agreement, LFREI’s right to freely vote at its discretion was limited to 74.0% of its total holdings. LFREI and its affiliates must vote the remainder of their holdings either (i) in accordance with the recommendation of our board of directors or (ii) proportionally in accordance with the votes of the other holders of Company common stock. In the event that the number of outstanding shares were to increase for any reason (including as a result of the issuance of common stock of the Company upon exercise of management stock options), then LFREI would be allowed to acquire additional shares of common stock of the Company, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company’s board of directors. Although LFREI will not be able to take action on behalf of the Company without the concurrence of at least one of the other members of the Company’s board of directors, they may be able to exert substantial influence over the Company’s affairs. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

      On March 12, 2001, the Company granted LFREI a limited waiver of some of the Standstill Provisions. The waiver is to permit LFREI, under the control of the board of directors, to initiate and engage in discussions with third parties concerning certain change of control-type transactions involving the Company. The limited waiver will stay in effect until the expiration of the standstill period on August 14, 2002.

      The Company, through the Operating Partnership, employs a staff of 70 full-time real estate professionals with extensive experience, knowledge of local markets and an established track record with national, regional and local retailers. The Company believes that the expertise and relationships developed by these professionals enhance the Company’s ability to attract and retain high quality tenants.

Risk Factors

      Our success depends on many of the following factors that could cause actual results and future events to differ materially from those included in this report. The existence of any of these risk factors may adversely impact our financial condition, results from operations, cash flow, the quoted per share trading price of our common stock and our ability to pay distributions to you. We caution you, however, that any list of risk factors may not be exhaustive.

     More than half of our properties depend upon the Southern California economy.

      More than one-half of our properties are located in Southern California. As of December 31, 2001, these properties represented approximately 64% of the aggregate square footage of all our properties. Concentrating our properties in a single geographic region may expose us to greater economic risks than if our portfolio of properties were more geographically diversified.

The Company’s debt level reduces cash available for distribution and may expose the Company to the risk of default under its debt obligations.

      Payments of principal and interest on borrowings may leave the company with insufficient cash resources to operate its Properties or to pay distributions necessary to maintain REIT qualification. The Company’s level of debt and the limitations imposed by its debt agreements may have important consequences to the company, including the following: the Company may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of its original indebtedness; cash flow may be insufficient to meet required principal and interest payments; the Company may be forced to dispose of one or more of its properties, possibly on disadvantageous terms; the Company may default on its obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; and the Company’s default under one mortgage loan with cross default provisions could result in a default on other indebtedness. If one or more of these events were to occur, the Company’s financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder the Company’s ability to meet the strict REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended. At December 31, 2001, we had outstanding, $114.5 million under our Credit Facility and $251.8 million under various secured mortgages. The Company’s total debt represented 76.6% of its total market capitalization at December 31, 2001. The Company currently has availability of $13 million under its Credit Facility.

Our failure to qualify as a real estate investment trust could have material adverse consequences to stockholders.

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

      If we qualify for taxation as a REIT, we will generally not be required to pay federal corporate income taxes on the portion of our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation.

      Qualification as a real estate investment trust requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a real estate investment trust, at least 95% of our gross income in any year must be derived from qualifying sources, we must satisfy specified distribution requirements and we must satisfy specified asset tests on a quarterly basis. These provisions and the applicable Treasury Regulations are more complicated in our case because we hold our assets through a partnership. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a real estate investment trust.

      If we fail to qualify as a REIT in any taxable year, we would not be allowed a deduction in computing our taxable income for amounts distributed to our stockholders. As a result, we would be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provision, we would be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which we lost qualification. If we lose our real estate investment trust status, our net earnings available for investment or distribution to stockholders may be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders. Even if we qualify as a real estate investment trust, we will be required to pay certain federal, state and local taxes on our income and property.

     Our failure to comply with REIT distribution requirements could have adverse consequences.

      To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% (95% for years prior to 2001) of our taxable income each year. This taxable income is determined without regard to the dividends paid deduction and by excluding net capital gains.

      We are also subject to tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year.

      In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

      We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to reduce exposure to federal income taxes and the nondeductible excise tax.

      Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

     Our largest stockholder, LFREI, may be able to exert substantial influence over the Company’s affairs.

      As of December 31, 2001, LFREI owned 56.7% of the outstanding common stock of the Company (54.0% on an Adjusted Fully Diluted Basis). LFREI has substantial influence over the affairs of the Company as a result of its stock ownership and board representation, including the effective ability to block any combination transaction with a third party. This concentration of ownership in one stockholder could be disadvantageous to other stockholders’ interests.

      In addition, once the standstill period discussed above expires on August 14, 2002, LFREI will be in a position to control the election of the Company’s board of directors or the outcome of any corporate transaction or other matter submitted to the stockholders for approval.

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

      Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If our properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, results of operations and our ability to make distributions to our shareholders may be adversely affected. The performance of the economy in each of the areas in which our Properties are located affects occupancy, market rental and occupancy rates and expenses, and consequently, has an impact on the revenues from our Properties and their underlying values.

      Revenues from our Properties may be further adversely affected by, among other things:

•	the general economic climate;

•	local economic conditions where the properties are located, such as oversupply of space or a reduction in demand for rental space;

•	the attractiveness of the properties to tenants;

•	competition from other available space;

•	our ability to provide for adequate maintenance and insurance and increased operating expenses (including real estate taxes and utilities) which may not be passed through to tenants; and

      There is also the risk that as leases on the Properties expire, tenants will enter into new leases on terms that are less favorable to us. Revenues and real estate values may also be adversely affected by such factors as applicable tax laws, interest rate levels and the availability and terms of financing.

      Most of the leases of our retail properties, as is common with many multi-tenant shopping centers, provide for tenants to reimburse us for a portion (frequently based upon the portion of total retail space in the property that is occupied by the tenant) of the common area maintenance, real estate taxes, insurance and other operating expenses of the property. To the extent that a property has vacant leaseable space, not only will we be deprived of the base rent that we would receive if the vacant space were occupied, but we will have to bear the unreimbursed expense applicable to such vacant space. If a property is mortgaged to secure payment of indebtedness and if we were unable to meet our mortgage payments, a loss could be sustained as a result of foreclosure on the property or the exercise of other remedies by the mortgagee. Likewise, if a property suffers sustained reductions in revenues, we may sustain a write-down of the asset value and related charge to earnings.

     Potential losses may not be covered by insurance.

      The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of its Properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of he coverage and industry practice. The company does not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of the Company’s policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits. In addition, the Company carries earthquake insurance on all properties in an amount and with deductibles which management believe are commercially reasonable. While the Company presently carries earthquake insurance, the amount of its earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If the Company experiences a loss which is uninsured or which exceeds policy limits, it could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if the properties were irreparable.

     We could incur significant costs related to environmental problems.

      Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances released on our Properties. These laws could impose liability without regard to whether we are responsible for, or even knew of, the presence of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. For instance, third parties may seek recovery from us for personal injuries associated with asbestos-containing materials and other hazardous or toxic substances if found on our properties. Moreover, the presence of these substances on our properties may hinder our ability to rent or sell our properties, or to borrow using such properties as collateral. Various laws also impose liability on persons who arrange for the disposal or treatment of such hazardous or toxic substances for the cost of removal or remediation of hazardous substances at a disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As owner and operator of our Properties, we may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

     We may incur significant costs complying with the American with Disabilities Act and similar laws.

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

      Two sets of constructive ownership rules apply in determining whether these requirements are met. These constructive ownership rules determine whether we are closely held and whether the rent we receive is from a related party tenant. Accordingly, for the purpose of preserving our REIT qualification, our charter prohibits actual or constructive ownership of more than 9.8% (in value or number of shares whichever is more restrictive) of outstanding common stock by any person. The constructive ownership rules are complex and may cause common stock owned actually or constructively by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of outstanding common stock, or the acquisition of an interest in an entity which owns common stock, by an individual or entity could cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of the outstanding common stock, and thus subject that common stock to the ownership limit. In conjunction with the Stockholders Agreement, the Company waived the ownership restrictions with respect to LFREI based in part on representations made by LFREI to its knowledge relating to the widely held nature of the ownership interests in LFREI and its lack of ownership of any of our tenants. We believe that LFREI’s ownership of our stock will not cause us to violate these ownership restrictions, however, no assurance can be given that the IRS would not successfully take a contrary position.

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

      Staggered Board. Our board of directors is divided into three classes serving staggered terms of three years each. Directors for each class are chosen for a three-year term upon the expiration of the current class’ term. The staggered terms for directors may affect the stockholders’ ability to change control of the Company even where a change in control is in your interest.

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

      Control Shares. The Maryland General Corporation Law provides certain restrictions upon the voting rights of “control shares” in a Maryland corporation. Control shares are voting shares of stock which, if aggregated with all other such shares of stock previously acquired by the holder thereof, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of power:

•	one-fifth or more but less than one-third

•	one-third or more but less than a majority, or

•	a majority of all voting power.

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

      Business Combinations. Under the Maryland General Corporation Law, certain business combinations between a Maryland corporation and any person or affiliate thereof which is the beneficial owner of 10% or more of the voting power of the corporation’s shares are prohibited for five years after the most recent date on which the 10% owner became a 10% owner. Thereafter, any such business combination must be approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of our outstanding voting shares; and

•	two-thirds of the votes entitled to be cast by holders of outstanding voting shares held by persons other than the 10% owner with whom the business combination is to be effected, subject to certain exceptions.

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

      The Operating Partnership owns a 75% managing general partnership interest in the partnership that owns Kenneth Hahn Plaza and an 85% managing general partnership interest in Haagen-Central Partnership, the general partnership which is the managing general partner of, and holds a 40% interest in, the partnership that owns Vermont-Slauson Shopping Center. Therefore, the Operating Partnership holds the equivalent of a 34% interest in Vermont-Slauson Shopping Center. Together, the Operating Partnership’s interests in Kenneth Hahn Plaza and Vermont-Slauson Shopping Center are referred to as the “Partially-Owned Properties.”

      The Operating Partnership is the managing general partner of each of these partnerships, with full control over their day-to-day operations. We have certain fiduciary responsibilities to our outside partners which we will need to consider when making decisions relating to these Partially-Owned Properties. The consent of our outside partners may be required for a sale, transfer or encumbrance of the Partially-Owned Properties. In addition, the sale, transfer, assignment or pledge of partnership interest in the Partially-Owned Properties require the prior written consent of the other partners or are subject to certain rights of first refusal. These limitations may result in decisions by third parties with respect to these properties that do not fully reflect our interest.

We may issue additional shares of capital stock without stockholder approval which may dilute your investment.

      We may issue shares of our common stock, preferred stock or other equity or debt securities without stockholder approval. The future issuance of capital stock may dilute an existing stockholder’s investment.

Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could result in decreased market prices for our common stock.

      We cannot predict whether future issuances of shares of our common stock or the availability of shares for future sale will result in decreasing the market price of the common stock. As of March 15, 2002, 27,656,405 shares of our common stock were issued and outstanding and we had reserved for future issuance the following shares of common stock:

•	1,338,644 shares issuable upon the exchange of common units of the Operating Partnership issued in connection with our formation and in connection with the acquisition of properties;

•	663,842 shares issuable upon exercise of options we have granted under our Second Amended and Restated 1993 Stock Option and Incentive Plan; and

•	861,207 additional shares issuable upon our Second Amended and Restated 1993 Stock Option and Incentive Plan.

     We may be unable to successfully redevelop properties.

      We may selectively pursue redevelopment projects, including the expansion of certain Properties. Such projects generally require various governmental and other approvals, the receipt of which cannot be assured. We may incur certain risks in connection with redevelopment activities, including:

•	the expenditure of funds on and devotion of management’s time to projects which may not come to fruition;

•	the risk that construction costs of a project may exceed original estimates, possibly making the project uneconomic; and

•	the risk that occupancy rates and rents at a completed project will not be sufficient to make the project profitable.

Decreases in cash available from our Properties and other factors could limit our ability to make distributions to stockholders.

      Distributions to you will be based principally on cash available for distribution from our Properties. Increase in base rent and percentage rent under the leases of our Properties or the payment of rent in connection with future acquisitions will increase our cash available for distribution. However, in the event of default or a lease termination by a lessee, there could be a decrease or cessation of rental payment. In addition, the amount available to make distributions may decrease if properties acquired in the future yield lower than expected cash available for distribution. If we incur additional indebtedness in the future, we will require additional funds to service such indebtedness. Further, as capital needs change, the board of directors may elect to reduce the size of the distribution. As a result, amounts available to make distributions may decrease. Distributions will also be dependent upon a number of other factors, including:

•	our financial condition;

•	any decision to reinvest, rather than to distribute, funds;

•	capital expenditures;

•	the annual distribution requirements under the REIT provisions of the Internal Revenue Code described above; and

•	such other factors as we deem relevant.

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

      A variety of factors may influence the price of our common stock in public trading markets. We believe that investors generally perceive REIT’s as yield-driven investments and compare the annual yield from distributions by REIT’s with yields on various other types of financial instruments. Thus an increase in market interest rates generally could adversely affect the market price of our common stock. Similarly, to the extent that the investing public has a negative perception of companies in the retail business or REIT’s that own and operate retail shopping centers and other properties catering to retail tenants, the value of our common stock may be negatively impacted in comparison to shares of other REIT’s owning other types of properties and catering to different types of tenants.

     Bankruptcy of our tenants or downturns in our tenants’ businesses may reduce our cash flow.

      At any time, tenants at our Properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of that tenant’s lease. Although we have not experienced material losses from tenant bankruptcies, no assurance can be given that tenants will not file for bankruptcy protection in the future, or if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in the failure to make rental payments when due. Future terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks of terrorism or war, may result in declining economic activity having a corresponding adverse effect on the financial condition of our tenants. If tenant leases are not affirmed following bankruptcy or if a tenant’s financial condition weakens, the Company’s results of operations and ability to make distributions to its stockholders may be adversely affected.

     Real estate assets are illiquid and we may not be able to sell our properties when we desire.

      Equity real estate investments are generally illiquid which limits our ability to sell our Properties quickly in response to changes in economic or other conditions or meet certain of its strategic objectives of disposing of certain non-strategic assets. In addition, the Internal Revenue Code places certain limits or prohibitive taxes on REIT’s that may limit our ability to sell certain properties. These restrictions on our ability to sell our Properties could have an adverse effect on our financial position and our ability to make distributions to you.

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

Item 2.     Properties

      As of December 31, 2001, the Company’s Properties consisted of 31 community shopping centers, 2 regional malls and 2 single tenant facilities, containing in the aggregate approximately 7.9 million square feet of total shopping center gross leaseable area (“GLA”). Approximately 6.4 million square feet of GLA is owned by the Company, and the balance is owned by certain anchor retailers. The Company has focused its efforts on four key markets, which include the Pacific Northwest, Northern and Southern California, and the Southwest. Of the 31 community centers, which comprise the core asset group of the Company, 6 are located in the Pacific Northwest, 5 in Northern and Central California, 14 in Southern California and 6 in the Southwest. The two regional malls are located in Southern California. One of the single tenant assets is in Southern California and the other is located in the Southwest.

      The Company’s community shopping centers range in size from approximately 14,000 square feet of total GLA to approximately 419,000 square feet of total GLA. The Company’s regional malls range in size from approximately 820,000 square feet of GLA to approximately 1,248,000 square feet of GLA. The Company’s single tenant facilities range in size from approximately 104,000 square feet of total GLA to approximately 115,000 square feet of total GLA.

      The Properties are designed to attract local and regional area customers and are typically anchored by one or more nationally or regionally-known retailers. Depending on the market focus of a specific property, major retailers at a property may include value-oriented discount stores, supermarkets, membership warehouses, traditional department stores, fashion-oriented department stores, shops or theaters. Anchor leases are typically for initial terms of 10 to 35 years, with one or more renewal options available to the lessee upon expiration of the initial term. By contrast, smaller shop leases are typically for 5- to 10-year terms. The longer term of the anchor leases helps to protect the Company against significant vacancies and to insure the presence of anchor retailers who draw consumers to the Company’s centers. The shorter term of the smaller shop leases allows the Company to adjust rental rates for non-anchor store space on a regular basis and upgrade the overall tenant mix. Anchor leases are generally for lower base rents per square foot than leases for smaller shop tenants. The lower base rents paid by anchor retailers may be offset, in part, through periodic escalations and/or the payment of percentage rents. Certain anchor retailers at some of the Properties occupy space not owned by the Company and therefore do not pay base rent to the Company.

      During 2001, the Company identified and sold certain shopping centers in accordance with its stated strategy of identifying assets for sale that have reached stabilized values. The assets sold during the year include four community shopping centers and two single tenant facilities. The 2001 sales consisted of Marshall’s Plaza, a 79,000 square foot shopping center located in Modesto, California, Westgate North Shopping Center, a 104,000 square foot shopping center located in Tacoma, Washington, Center of El Centro, a 179,000 square foot shopping center located in El Centro, California, Madera Marketplace, a 169,000 square foot shopping center located in Madera, California, K-Mart Rocklin, a 86,000 single tenant facility located in Rocklin, California and K-Mart Madera, a 86,000 square foot single tenant facility, located in Madera, California.

      Gross proceeds from the sales were approximately $49.2 million. The combined book loss on the sale of assets recognized during the year was $2.4 million. Proceeds from the sales that were used to reduce the outstanding balance on the Company’s secured line of credit totaled $33.4 million and mortgage debt repaid to the lender was approximately $9 million. The Company also recorded an extraordinary loss on the early extinguishment of debt of $1.8 million related to the payment of certain prepayment penalties and the write-off unamortized deferred financing costs.

      Twenty-eight of the Properties are owned by the Company in fee and seven are held by the Company under long-term ground leases. Included in the long-term ground leases are the Partially-Owned Properties, Kenneth Hahn Plaza and Vermont-Slauson Shopping Center, discussed below.

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

      The Operating Partnership is the managing general partner of each such partnership, with control over day-to-day operations of the Partially-Owned Properties. As the general partner, the Operating Partnership has sole responsibility and control over the partnerships and cannot be removed by the limited partners without cause. The Company has certain fiduciary responsibilities to its outside partners which it will need to consider when making decisions relating to the Partially-Owned Properties. The consent of the Company’s outside partners may be required for any sale, transfer or encumbrance of the Partially-Owned Properties. In addition, the sale, transfer, assignment or pledge of partnership interests in the partnerships which own the Partially-Owned Properties require the prior written consent of the other partners or are subject to certain rights of first refusal.

      The tables below provide information regarding the physical descriptions of the Properties, the tenants and the debt secured by the Properties.

Description of Properties

      The following table sets forth the physical description and anchor tenant information with respect to the Properties as of December 31, 2001.

	Year of			Total
	Construction			Shopping	Company
	(or Most	Ownership	Land	Center	Owned
	Recent	Interest	Area	GLA	GLA	Anchor or
	Renovation)	(Expiration)(1)	(Acres)	(Sq. Ft.)	(Sq. Ft.)	Principal Tenants

COMMUNITY SHOPPING CENTERS
Pacific Northwest
Frontier Village Shopping Center	1993	Fee	15.7	153,320	153,320	Safeway, Bartell Drugs
Lake Stevens, WA
Gresham Town Fair	1988	Fee	25.6	265,765	265,765	Ross Stores, Emporium, GI Joe’s,
Gresham, OR						Craft Warehouse
The Medford Center	(1998)	Fee	30.1	418,704	333,958	Cinemark Theatres, Sears, Payless(2),
Medford, OR						Safeway(2), Circuit City, 24 Hour Fitness
Ross Center	1987	Fee	10.0	134,555	134,555	Ross Stores, Michaels, Pier 1 Imports
Portland, OR
Silverdale Shopping Center	1990	Fee	6.0	67,287	67,287	Ross Stores
Silverdale, WA
Vancouver Park Place	1987	Fee	6.4	77,944	77,944	T.J.Maxx, Pier 1 Imports
Vancouver, WA

Subtotal Pacific Northwest			93.8	1,117,575	1,032,829

Northern & Central California
Bakersfield Shopping Center	1978	Fee	9.3	14,115	14,115
Bakersfield, CA
Mineral King Plaza	1983	Fee	10.9	115,336	39,060	Vons(2), Longs Drugs(2)
Visalia, CA
Rheem Valley	1990	Fee	18.4	159,967	159,967	T.J.Maxx, Longs Drugs
Moraga, CA
Rosedale Village Shopping Center	1991	Fee	10.6	217,026	127,547	Savemart, Payless Drugs, Kmart(2)
Bakersfield, CA
Southpointe Plaza	1982	Fee	18.0	193,063	189,063	Big 5 Sporting Goods
Sacramento, CA

Subtotal Northern & Central California			67.2	699,507	529,752

Southern California
Country Fair Shopping Center	1992	Fee	17.3	211,704	168,264	Albertson’s(2), PETsMART, Rite-Aid,
Chino, CA						Staples, T.J. Maxx
Date Palm Center	1987	Fee	11.8	117,356	117,356	Sam’s Club (Wal-Mart)
Cathedral City, CA
El Camino North	1982	Fee	54.0	400,306	273,806	Mervyn’s(2), Toys ‘R’ Us(2),
Oceanside, CA						Ross Stores, Steinmart, Petco(2)
Fire Mountain Center	1987	Fee/Ground	9.4	92,378	92,378	Trader Joe’s, Bookstar
Oceanside, CA		Lease(2048)
Fullerton Town Center	1987	Fee	21.7	411,527	264,647	Costco(2), AMC Theatres, Toys R’ Us,
Fullerton, CA						Office Depot
Gardena Gateway Center	1990	Fee	9.7	65,987	65,987	Marukai (Rite-Aid), TAWA
Gardena, CA
Kenneth Hahn Plaza	1987	Ground Lease	14.5	165,195	165,195	Food 4 Less, Factory 2U, Rite-Aid,
Los Angeles, CA		(2052)				Super Trak Auto
La Verne Towne Center	1986	Fee	19.1	231,376	231,376	Target, Vons
La Verne, CA
Lakewood Plaza	(1989)	Ground Lease	11.1	113,511	113,511	Stater Bros (Albertson’s), Staples
Bellflower, CA		(2032)
Loma Square	1980	Fee	15.8	210,704	210,704	T.J. Maxx, Circuit City, Sav-on Drugs,
San Diego, CA

	Year of			Total
	Construction			Shopping	Company
	(or Most	Ownership	Land	Center	Owned
	Recent	Interest	Area	GLA	GLA	Anchor or
	Renovation)	(Expiration)(1)	(Acres)	(Sq. Ft.)	(Sq. Ft.)	Principal Tenants

Mountain Square Shopping Center	1988	Fee	15.8	273,189	273,189	Home Depot, Staples, Pavilions,
Upland, CA						Factory 2U
North County Plaza	1987	Fee	16.9	153,325	153,325	Marshall’s, Michael’s, Kids ‘R’ Us
Carlsbad, CA
Parkway Place	(1989)	Ground Lease	9.7	120,425	120,425	Albertson’s, Office Depot
Escondido, CA		(2037)
Vermont-Slauson Shopping Center	1981	Ground Lease	10.3	169,744	169,744	Ralphs, Kmart, Sav-on Drugs
Los Angeles, CA		(2070)
Vineyards Marketplace	1991	Fee	6.7	120,937	56,019	Albertson’s(2), Sav-on Drugs
Rancho Cucamonga, CA

Subtotal Southern California			243.8	2,857,664	2,475,926

Southwest
Kyrene Village Shopping Center	1987	Fee	14.4	161,089	161,089	Basha’s, Kyrene Lanes, Audio Express,
Chandler, AZ						Greenbacks
North Mountain Village	1985	Fee	15.0	147,510	94,379	Fry’s Food & Drug(2), T.J. Maxx,
Phoenix, AZ						Greenbacks
Randolph Plaza	1999	Fee	17.3	191,685	179,382	Fry’s, MacFrugal’s
Tucson, AZ
Southern Palms Center	1980	Fee	26.1	254,863	254,863	Food 4 Less, Staples
Tempe, AZ
Sunrise Place Center	(1992)	Fee	8.5	163,131	136,919	Smith’s Food & Drug(Kroger)
Tucson, AZ

Subtotal Southwest			81.3	918,278	826,632

TOTAL COMMUNITY SHOPPING CENTERS			486.1	5,593,024	4,865,139

REGIONAL MALLS
Baldwin Hill Crenshaw Plaza	1988	Fee	42.0	819,604	509,604	Sears(2), Robinsons-May(2),
Los Angeles, CA						Wal-Mart(3), Albertson’s, T.J. Maxx,
Media City Center	1992	Ground Lease	37.1	1,248,015	818,405	Macy’s, IKEA(2), Sears(2),
Burbank, CA		(2078)				Mervyn’s(2), AMC Theatres, Sport Chalet

TOTAL REGIONAL MALLS			79.1	2,067,619	1,328,009

SINGLE TENANT FACILITIES
Kmart	1990	Fee	8.7	104,204	104,204	Kmart
Phoenix, AZ
Sam’s Club	(1988)	Ground Lease	9.8	114,722	114,722	Sam’s Club (Wal-Mart)
Downey, CA		(2009)

TOTAL SINGLE TENANT FACILITIES			18.5	218,926	218,926

TOTAL ALL PROPERTIES			583.7	7,879,569	6,412,074

(1)	The date indicated is the expiration date of any ground lease after giving effect to all renewal periods.

(2)	Anchor space is not owned by the Company.

(3)	Anchor tenant is under construction.

Property Performance Summary

      The following table sets forth, on a property-by-property basis, the GLA leased to anchor tenants, pad tenants and shop tenants, as of December 31, 2001:

	Total Leased GLA
	(sq. ft)			Available	GLA to be	Company		Annualized	Average	Annual
				GLA	Built	Owned GLA	Percentage	Base	Base Rent	Percentage
Property Name	Anchor(1)	Pad(2)	Shop(3)	(sq. ft.)	(sq. ft.)	(sq. ft.)(4)	Leased(4)	Rent(5)	psf(6)	Rent(7)

COMMUNITY SHOPPING CENTERS
Pacific Northwest
Frontier Village Shopping Center	68,473	20,449	33,776	30,622	—	153,320	80.0	$1,264,370	$10.30	$96,600
Gresham Town Fair	159,282	26,587	70,685	9,211	—	265,765	96.5	2,380,380	9.28	—
The Medford Center	153,612	25,432	93,219	61,695	4,500	333,958	81.5	2,684,992	9.86	247,900
Ross Center	53,331	9,020	62,928	9,276	—	134,555	93.1	1,590,608	12.70	9,000
Silverdale Shopping Ctr	29,020	—	33,870	4,397		67,287	93.5	831,225	13.22	—
Vancouver Park Place	33,938	14,900	29,106	—	—	77,944	100.0	996,287	12.78	70,800

Subtotal Pacific Northwest	497,656	96,388	323,584	115,201	4.500	1,032,829	88.8	9,747,862	10.62	424,300

Northern & Central California
Bakersfield Shopping Center	—	—	11,540	2,575	—	14,115	81.8	84,084	7.29	—
Mineral King Plaza	—	—	32,860	6,200	—	39,060	84.1	511,604	15.57	—
Rheem Valley	56,977	5,150	77,615	20,225	—	159,967	87.4	1,588,914	11.37	2,100
Rosedale Village Shopping Center	72,324	6,658	40,290	8,275	—	127,547	93.5	1,310,469	10.99	—
Southpointe Plaza	105,650	—	70,735	12,678	—	189,063	93.3	1,414,943	8.02	—

Subtotal Northern & Central California	234,951	11,808	233,040	49,953	—	529,752	90.6	4,910,014	10.23	2,100

Southern California
Country Fair Shopping Center	96,225	27,341	44,698	—	—	168,264	100.0	2,411,124	14.33	21,750
Date Palm Center	99,919	—	12,508	4,929	4,000	117,356	95.8	1,696,441	15.09	—
El Camino North	88,646	122,713	48,139	14,308	50,642	273,806	94.8	3,077,204	11.86	7,650
Fire Mountain Center	38,876	23,432	22,139	7,931	—	92,378	91.4	1,730,047	20.49	72,300
Fullerton Town Center	171,613	19,722	41,644	31,668	—	264,647	88.0	3,522,538	15.12	—
Gardena Gateway Center	41,300	5,062	16,825	2,800	—	65,987	95.8	1,020,463	16.15	28,200
Kenneth Hahn Plaza	97,334	14,598	50,363	2,900	—	165,195	98.2	1,674,126	10.32	—
La Verne Towne Center	158,860	1,940	57,355	13,221	—	231,376	94.3	1,367,929	6.27	1,050
Lakewood Plaza	93,342	4,365	15,804	—	—	113,511	100.0	1,338,286	11.79	—
Loma Square	96,514	—	107,470	6,720	—	210,704	96.8	2,766,102	13.56	—
Mountain Square Shopping Center	185,945	—	71,819	15,425	—	273,189	94.4	3,179,702	12.34	64,050
North County Plaza	43,610	28,720	71,395	9,600	8,500	153,325	93.7	2,114,400	14.71	—
Parkway Place	91,127	8,958	11,856	8,484	—	120,425	93.0	1,184,806	10.58	—
Vermont-Slauson Shopping Center	107,991	3,720	23,613	34,420	—	169,744	79.7	921,719	6.81	11,500
Vineyards Marketplace	21,415	—	27,625	6,979	—	56,019	87.5	740,521	15.10	—

Subtotal Southern California	1,432,717	260,571	623,253	159,385	63,142	2,475,926	93.6	28,745,408	12.41	206,500

Southwest
Kyrene Village Shopping Center	93,279	5,120	44,743	17,947	—	161,089	88.9	1,076,866	7.52	—
North Mountain Village	41,215	—	46,257	6,907	—	94,379	92.7	875,807	10.01	—
Randolph Plaza	135,110	6,150	33,267	4,855	—	179,382	97.3	1,113,387	6.38	45,000

	Total Leased GLA
	(sq. ft)			Available	GLA to be	Company		Annualized	Average	Annual
				GLA	Built	Owned GLA	Percentage	Base	Base Rent	Percentage
Property Name	Anchor(1)	Pad(2)	Shop(3)	(sq. ft.)	(sq. ft.)	(sq. ft.)(4)	Leased(4)	Rent(5)	psf(6)	Rent(7)

Southern Palms	103,875	20,025	97,745	33,218	—	254,863	87.0	2,044,542	9.22	58,550
Sunrise Place Center	103,025	5,100	16,114	12,680	7,080	136,919	90.7	672,105	5.41	—

Subtotal Southwest	476,504	36,395	238,126	75,607	7,080	826,632	90.9	5,782,707	7.70	103,550

TOTAL COMMUNITY SHOPPING CENTERS	2,641,828	405,162	1,418,003	400,146	74,722	4,865,139	91.8	49,185,991	11.02	736,450

REGIONAL MALLS
Baldwin Hills Crenshaw Plaza	291,554	29,610	175,103	13,337	—	509,604	97.4	7,812,436	15.74	132,300
Media City Center	467,961	48,984	240,407	61,053	—	818,405	92.5	13,086,889	17.28	210,900

TOTAL REGIONAL MALLS	759,515	78,594	415,510	74,390	—	1,328,009	94.4	20,899,325	16.67	343,200

SINGLE TENANT FACILITIES
Kmart — Phoenix, AZ	104,204	—	—	—	—	104,204	100.0	551,576	5.29	—
Sam’s Club — Downey CA	110,822	3,900	—	—	—	114,722	100.0	732,765	6.39	150,000

TOTAL SINGLE TENANT FACILITIES	215,026	3,900	—	—	—	218,926	100.0	1,284,341	5.87	150,000

TOTAL PROPERTIES	3,616,369	487,656	1,833,513	474,536	74,722	6,412,074	92.6	$71,369,657	$12.02	$1,229,650

PERCENT OF TOTAL GLA	56.40%	7.60%	28.60%	7.40%	—	100.00%

(1)	Anchor tenants are defined as those retail tenants occupying more than 25,000 square feet of GLA, 10% of a Property’s aggregate GLA, or which represent a significant drawing power for the Property.

(2)	Pad tenants means freestanding single tenants.

(3)	Includes certain office space.

(4)	Based upon Company Owned GLA, excluding GLA to be built.

(5)	Total annualized base rents of the Company for leases signed as of December 31, 2001, excluding (i) percentage rents, (ii) additional amounts payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements and (iii) future contractual rent escalations or cost of living increases.

(6)	Calculated as total annualized base rent divided by GLA actually leased as of December 31, 2001.

(7)	Annual percentage rent reported during 2001.

Tenant Concentration

      The following table sets forth, as of December 31, 2001, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the Properties:

					Percentage
			Percentage		of Leased
			of Total	Total	Company
	Number	Annualized	Annualized	Tenant	Owned
Retail Tenant(1)	of Stores	Base Rent	Base Rent	GLA	GLA

Wal-Mart Stores Inc.	3	$3,038,834	4.26%	360,741	6.08%
AMC Theatres	3	2,983,344	4.18%	125,429	2.11%
TJX Companies Inc.	7	1,682,059	2.36%	199,582	3.36%
Lowes Cineplex Entertainment	1	1,402,011	1.96%	67,579	1.14%
Albertson’s Inc.	5	1,307,854	1.83%	188,432	3.17%
Staples Inc.	5	1,245,128	1.74%	110,881	1.87%
Safeway Inc.	4	1,201,654	1.68%	164,207	2.77%
Kroger Co.	4	1,144,006	1.60%	251,066	4.23%
Circuit City Stores Inc.	3	1,088,400	1.53%	84,680	1.43%
Home Depot Inc.	2	1,052,330	1.47%	100,464	1.69%
Ross Stores Inc.	4	933,100	1.31%	117,852	1.98%
Federated Department Stores	1	894,179	1.25%	237,145	3.99%
The Limited Inc.	11	827,198	1.16%	57,370	0.97%
Cinemark USA Inc.	1	798,566	1.12%	57,273	0.96%
Toys ‘R’ Us Inc.	2	787,272	1.10%	82,022	1.38%
Sport Chalet	1	775,508	1.09%	44,957	0.76%
Kmart Corp.	2	769,756	1.08%	186,708	3.14%
Virgin Entertainment Group	1	756,000	1.06%	30,000	0.51%
Payless Shoesource Inc.	11	754,832	1.06%	36,634	0.62%
Barnes & Noble	2	742,531	1.04%	35,285	0.59%
Office Depot Inc.	3	718,679	1.01%	77,000	1.30%

TOTAL	76	$24,903,241	34.89%	2,615,307	44.05%

(1)	Excludes non-owned Anchors.

      The following table sets forth, as of December 31, 2001, square footage of GLA leased to national, regional and local retail tenants and the annualized base rent generated from each:

			Average
		% of Total	Annual Base	Percent of
	Annualized	Annualized	Rent Per	Total
Type of Tenant	Base Rent	Base Rent	Square Foot	Leased GLA

National(1)	$53,304,497	74.7%	$11.00	81.6%
Regional(2)	2,577,228	3.6%	18.43	2.4%
Local(3)	15,487,932	21.7%	16.29	16.0%

TOTAL	$71,369,657	100.00%	$12.02	100.00%

(1)	National tenant refers to a business operating in three or more metropolitan areas located in at least three separate states.

(2)	Regional tenant refers to a business operating in more than one metropolitan area in one or two states. Includes financial institutions.

(3)	Local tenant refers to a business operating in only one metropolitan area.

      The following table sets forth, as of December 31, 2001, the annualized base rent of all of the Properties, the percentage of annualized base rent, the average rent per square foot and the percentage leased, broken down by type of tenant:

		Average
		% of Total	Annual Base
	Annualized	Annualized	Rent Per	Percent
Type of Space	Base Rent	Base Rent	Square Foot	Leased

Anchor	$30,422,142	42.6%	$8.41	97.7%
Pad	7,451,368	10.4%	15.28	94.4%
Shop	33,496,147	47.0%	18.27	83.5%

TOTAL	$71,369,657	100.00%	$12.02	92.6%

Segment Concentration

      The following table sets forth, as of December 31, 2001, information related to the business segments in which our tenants operate which accounted for at least 2% of our annualized base rent of the properties:

					Percentage
			Percentage		of Leased
		Total Segment	of Total	Total	Company
	Number	Annualized	Annualized	Segment	Owned
Retail Tenant(1)	of Stores	Base Rent	Base Rent	GLA	GLA

Restaurants	64	$5,373,529	7.53%	325,372	5.48%
Fast Food	140	5,290,041	7.41%	237,541	4.00%
Supermarkets	15	5,290,557	7.41%	723,800	12.19%
Theaters	5	5,183,921	7.26%	250,281	4.22%
Discount Retailers	7	4,518,145	6.33%	767,831	12.93%
Financial/ Business Services	119	4,115,454	5.77%	254,278	4.28%
Family Apparel	27	4,063,138	5.69%	452,941	7.63%
Health & Beauty	110	3,467,808	4.86%	201,582	3.40%
Electronics	27	3,206,513	4.49%	166,173	2.80%
Music and Video	29	2,869,635	4.02%	148,288	2.50%
Women’s Apparel	39	2,593,207	3.63%	163,763	2.76%
Home Furnishings/ Housewares	25	2,228,269	3.12%	174,128	2.93%
Footwear	34	2,166,421	3.04%	108,705	1.83%
Office Supply	7	1,775,706	2.49%	173,781	2.93%
Personal Services	51	1,691,094	2.37%	99,450	1.67%

TOTAL	699	$53,833,438	75.43%	4,247,914	71.54%

(1)	Excludes non-owned anchors.

Tenant Lease Expirations and Renewals

      The following table sets forth, as of December 31, 2001, tenant lease expirations for the Properties, assuming that no tenants exercise renewal options:

	Overall Portfolio			Anchors		Pads		Shops

	Number		Base		Base		Base		Base
	of	Square	Rent Per	Square	Rent Per	Square	Rent Per	Square	Rent Per
Year of Expiration	Leases	Feet	Sq. Ft.	Feet	Sq. Ft.	Feet	Sq. Ft.	Feet	Sq. Ft.

Month-to-Month	152	213,029	$19.91	—	—	8,850	$12.35	204,179	$20.24
2002	178	493,806	15.46	216,959	$6.77	17,298	19.91	259,549	22.42
2003	130	400,894	14.33	121,350	6.62	36,575	16.65	242,969	17.83
2004	132	578,770	11.92	272,931	5.89	34,671	17.74	271,168	17.24
2005	112	514,216	16.40	245,950	14.83	39,809	18.92	228,457	17.65
2006	130	642,450	14.29	305,906	11.54	47,712	14.89	288,832	17.10
2007	43	384,478	9.42	201,597	5.36	54,642	11.53	128,239	14.91
2008	26	361,792	11.47	304,429	10.12	23,849	20.66	33,514	17.17
2009	20	455,070	7.56	401,928	5.94	38,679	17.77	14,463	25.36
2010	23	442,844	8.65	372,073	7.66	46,406	12.00	24,365	17.48
Thereafter	68	1,450,189	9.49	1,173,246	8.49	139,165	13.96	137,778	13.43

TOTAL	1,014	5,937,538	$12.02	3,616,369	$8.41	487,656	$15.28	1,833,513	$18.27

      The following table sets forth, as of December 31, 2001, tenant lease expirations for the Community Centers, assuming that no tenants exercise renewal options:

	Community Centers			Anchors		Pads		Shops

	Number		Base		Base		Base		Base
	of	Square	Rent Per	Square	Rent Per	Square	Rent Per	Square	Rent Per
Year of Expiration	Leases	Feet	Sq. Ft.	Feet	Sq. Ft.	Feet	Sq. Ft.	Feet	Sq. Ft.

Month-to-Month	56	73,308	$13.37	—	—	3,150	$10.00	70,158	$13.53
2002	122	420,202	12.26	216,959	$6.77	16,258	18.36	186,985	18.09
2003	103	353,290	12.55	121,350	6.62	36,575	16.65	195,365	15.46
2004	105	496,508	10.54	242,359	5.15	28,171	19.70	225,978	15.18
2005	92	384,089	14.32	148,371	10.03	38,089	18.36	197,629	16.76
2006	119	594,539	13.65	280,602	10.61	41,302	15.97	272,635	16.42
2007	35	337,696	8.12	201,597	5.36	54,642	11.53	81,457	12.65
2008	21	308,187	9.93	259,472	8.89	18.849	16.59	29,866	14.78
2009	15	330,207	7.52	291,106	5.79	25,197	17.96	13,904	24.66
2010	16	254,484	8.58	196,620	7.16	41,406	11.56	16,458	18.01
Thereafter	47	912,483	9.82	683,392	9.09	101,523	11.45	127,568	12.44

TOTAL	731	4,464,993	$11.02	2,641,828	$7.83	405,162	$14.53	1,418,003	$15.95

Debt Secured by Properties

      The following table summarizes the outstanding indebtedness secured by the Company’s Properties as of December 31, 2001 (dollars in thousands):

		Interest		Maturity
Lender	Property	Rate		Date	Balance

Fixed Rate Mortgages:
Metropolitan Life Insurance Company	Date Palm Center	10.450%		07/01/02	$8,933
The Travelers Insurance Company	North County	10.375%		01/31/03	14,865
Column Financial, Inc.	Mineral King Plaza	9.680%		08/01/06	3,481
Eastrich #79 Corporation (AEW Loan #1)(1)	K-Mart Phoenix	11.450%		10/15/06	1,382
Eastrich #79 Corporation (AEW Loan #2)(2)	Lakewood, Sam’s Club-Downey and Parkway Place	10.900%		10/15/06	8,286
Chase Commercial Mortgage Banking Corp.	Vineyards Marketplace	8.300%		11/10/09	5,119
Chase Commercial Mortgage Banking Corp.	Kyrene Village	8.300%		11/10/09	7,835
First Union National Bank(3)	Gardena	7.750%		06/01/09	6,762
First Union National Bank(3)	Gresham	7.750%		06/01/09	16,464
First Union National Bank(3)	Loma	7.750%		06/01/09	18,179
First Union National Bank(3)	Southpointe	7.750%		06/01/09	9,555
Principal Capital	North Mountain Village	7.680%		08/01/11	7,133
Prudential Mortgage Capital Co.	Randolph	6.760%		01/01/12	7,100
Prudential Mortgage Capital Co.	Mountain Square	6.760%		01/01/12	24,625
Prudential Mortgage Capital Co.	Fire Mountain	7.130%		01/01/12	11,850
Prudential Mortgage Capital Co.	Silverdale Shopping Center	7.100%		01/01/12	5,700
Prudential Mortgage Capital Co.	Ross Center	7.100%		01/01/12	11,775
Prudential Mortgage Capital Co.	Vancouver Park Place	6.910%		01/01/12	7,600

Total Fixed Rate Mortgages		8.040	%(7)		176,644

Variable-Rate Mortgages:
Chase Manhattan Bank(4)	Country Fair Shopping Center	5.500%		12/10/02	16,150
Chase Manhattan Bank(4)	Fullerton Town Center	5.500%		12/10/02	24,000
Chase Manhattan Bank(4)	La Verne Towne Center	5.500%		12/10/02	10,035
United California Bank(5)	El Camino North	6.188%		02/28/03	25,000

Total Variable-Rate Mortgages		5.729	%(7)		75,185

Other Secured Debt
CRA — Certificates of Participation, Series 1985	Baldwin Hills Crenshaw Plaza	4.220%		12/01/14	30,000
CDC — Certificates of Participation Series 1985	Kenneth Hahn Plaza	3.940%		11/01/15	6,000
Secured Credit Facility — General Electric Capital Corp	(6)	4.458%		04/01/02	114,548

Total Other Secured Debt		4.390	%(7)		150,548

Total secured debt		6.242	%(7)		$402,377

(1)	Mortgage cross-collateralized with properties in AEW Loan #2.

(2)	Mortgage cross-collateralized with property in AEW Loan #1.

(3)	Gardena, Gresham, Loma Square and Southpointe are cross-collateralized and cross-defaulted.

(4)	Interest based on LIBOR plus 230 basis points. Mortgages have a LIBOR floor of 3.2%. Mortgage provides for three one-year extensions.

(5)	Interest based on LIBOR plus 250 basis points. Loan provides for two one-year extensions.

(6)	Secured by Media City Center, Medford Shopping Center, Sunrise Place, Frontier Village, Rheem Valley, Southern Palms, Rosedale Village and Walmart-Baldwin Hills. Interest rate at 250 basis points over LIBOR. Subsequent to December 31, 2001, the Credit Facility was amended to extend the maturity to April 1, 2004 with a one-year extension option.

(7)	Weighted average interest rate.

     Aggregate future principal payments by year on the balance of mortgage indebtedness as of December 31, 2001 is as follows (in thousands):

	Scheduled
	Amortization	Scheduled
Year	Payments	Maturities	Total

2002	$2,561	$173,575 (1)	$176,136
2003	2,308	39,434	41,742
2004	2,442	—	2,442
2005	2,650	—	2,650
2006	2,555	8,558	11,113
2007	1,859	—	1,859
2008	1,975	—	1,975
2009	1,641	58,157	59,798
2010	1,218	—	1,218
2011	1,260	6,353	7,613
Thereafter	—	95,831	95,831

Total	$20,469	$381,908	$402,377

(1)	Includes amount outstanding on the Company’s Credit Facility which was amended subsequent to December 31, 2001 to extend the maturity to April 1, 2004.

Other Assets of the Company

      The Company’s interest in Media City Center (Burbank, California) includes an interest in two promissory notes issued by the Redevelopment Burbank Agency of the City of Burbank (the “Burbank Agency”) which mature on February 1, 2016. The first note, which is nonrecourse to the Burbank Agency, is unsecured and was issued by the Burbank Agency on November 15, 1989 with an $18.5 million principal amount and bears interest at 9.25% per annum. On each semi-annual payment date the Burbank Agency is required to make payments on the note to the extent of 70% of the real property tax increment generated by Media City Center, with certain exceptions. The second note is secured by certain tax revenues and was issued by the Burbank Agency on December 6, 1990 with a $33 million initial principal amount and bears interest at 9.25% per annum. The note is nonrecourse to the Burbank Agency but is secured by certain real property tax increments generated by the property as well as certain sales and use taxes generated by the property. On each semi-annual payment date the Burbank Agency is required to make payments on the note only to the extent of such tax items, less rent paid by Macy’s. Any amount which accrues under the notes that is not required to be paid is added to the principal amount of such notes. Any principal or interest due on either of the notes which has not been paid (due to the permitted reductions and limitation on payments described above) as of their respective maturity dates will be forgiven, and it is not likely that the full face amount of the notes and the interest thereon will be paid by such maturity dates. During each of the years ended December 31, 2001 and 2000, the Company recognized income of approximately $2,713,000 and during the year ended December 31, 1999, the company recognized income of $2,721,000, pursuant to the terms of such agency note agreements.

      Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton, Chino and Upland, other income was recognized for the years ended December 31, 2001, 2000 and 1999 from Fullerton Town Center of $56,000, $38,000, and $42,000 respectively, Country Fair Shopping Center of $163,000, $155,000 and $151,000, respectively. Mountain Square Shopping Center recorded income of $300,000 for each of the years ended December 31, 2001, 2000 and 1999. Such commitments expire in 2013, 2012 and 2009 for Fullerton, Chino and Upland, respectively, and any balance owing to the Company at expiration will be forgiven and discharged.

      Such commitments have not been recorded as assets in the Company’s financial statements as they are contingent in nature.

Environmental And Other Regulatory Requirements

      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its properties. Such laws may impose such liability without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal, or remediation of such substances may be substantial and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of properties, the Company may be potentially liable under such laws and may incur costs in responding to such liabilities. No assurance can be given that any existing environmental studies with respect to any of the Properties will reveal all environmental liabilities, that any prior owner or tenant of a Property did not create any material environmental condition not known to the Company, that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise exist as to any one or more Properties.

      Pursuant to an Environmental Indemnity Agreement, as modified by the Separation Agreement, the transferors of eight of the 36 properties acquired at the time of the Company’s formation in December 1993 (the “Original Properties”) have agreed to provide certain indemnities to the Company for environmental liabilities that may arise with respect to any contamination on or affecting the condition of the Original Properties which was known as of December 27, 1993 or which becomes known after December 27, 1993 as a result of additional environmental testing commenced prior to December 27, 1993. Pursuant to the transfer documents with respect to Rosedale Village, Gresham Town Fair, Medford Center and La Verne Towne, the transferors of such properties provided certain indemnities with respect to environmental liabilities to the Company. Because responsibility for such matters is being retained by the transferors no liabilities have been recorded in the financial statements of the Company with respect to such matters. For the Properties acquired during 1998 and 1997 where the Company’s due diligence identified existing or potential environmental contamination, the Company either obtained indemnifications from the sellers or had prospective remediation work paid for by the sellers. For all other Properties, based on the Company’s due diligence, the Company does not believe that it has exposure to material environmental clean-up cost.

      The Properties are subject to the Americans with Disabilities Act of 1990 (the “ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that all public facilities be made accessible to people with disabilities. These requirements became effective in 1992. Although the Company believes that the Properties are substantially in compliance with the present requirements of the ADA, the Company may incur additional costs of complying with the ADA in the future. However, the Company does not believe that such costs of compliance will have a material effect on the Company.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2001, no matters were submitted for a vote of stockholders of the Company.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the New York Stock Exchange under the symbol “CTA.” At March 15, 2002, the Company had approximately 147 stockholders of record and approximately 4,000 beneficial owners. The following table sets forth quarterly high and low sales prices of the common stock and the dividends paid by the Company with respect to each period.

			Dividends
			Declared
Three Months Ended:	High	Low	Per Share

December 31, 2001	$4.250	$3.250	$0.04
September 30, 2001	4.900	3.820	0.04
June 30, 2001	4.900	3.490	0.04
March 31, 2001	6.430	3.500	0.04
December 31, 2000	6.000	4.563	0.21
September 30, 2000	6.000	5.000	0.21
June 30, 2000	7.875	4.875	0.21
March 31, 2000	10.500	5.938	0.21

      Distributions included a return of capital component of 100% for each of the years ended December 31, 2001 and 2000 and 56.9%, for the year ended December 31, 1999. In addition, distributions for the year ended December 31, 1999 included a 16.5% capital gain.

      All distributions made by the Company are at the discretion of the board of directors and will depend on the earnings of the Company, its financial condition and such other factors as the board of directors deems relevant. On March 20, 2002, the board of directors announced an increase in the dividend for the quarter ended March 31, 2002 to $0.06 per share. The historical return of capital component of the Company’s distributions is not indicative of the return of capital component of future distributions, which may be lower than previous years. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code, the Company is required to make distributions to holders of its shares which will be at least 90% of the Company’s “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code.

Item 6.     Selected Financial Data

      The following table sets forth selected financial data for the Company. The following data should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share & property data)
Statements of Operations Data:
Total revenues	$100,105	$136,773	$144,886	$130,495	$88,961

Expenses:
Interest	33,637	57,177	54,649	48,385	36,083
Property operating costs	35,207	43,500	43,008	40,500	27,720
Depreciation and amortization	20,717	24,959	24,854	24,313	18,333
Impairment of assets held for sale	—	4,770	—	21,685	—
Reorganization Costs	2,613	—	—	—	—
Non-recurring items	—	—	—	—	9,355
General and administrative	5,473	5,723	8,440	5,835	2,941

Total expenses	97,647	136,129	130,951	140,718	94,432

Income (loss) before other items	2,458	644	13,935	(10,223)	(5,471)
Equity in income of management company	—	—	—	—	19
(Loss) gain on sale of rental Properties	(2,379)	21,245	23,991	1,055	—
Minority interests	(508)	(602)	(4,786)	1,055	1,229
Extraordinary items	(1,768)	(17,514)	(6,483)	—	(422)

Net (loss) income	$(2,197)	$3,773	$26,657	$(8,113)	$(4,645)

Net (loss) income per share, basic	$(0.08)	$0.14	$1.04	$(0.38)	$(0.35)

Dividends per share	$0.16	$0.84	$1.44	$1.44	$1.44

Weighted average shares of common stock outstanding	27,435	26,677	25,697	21,519	13,312

Number of operating Properties (at end of period)	35	41	56	63	46
Gross Leasable Area owned (thousands of sq. ft.) (at end of period)	6,412	7,117	9,398	10,185	7,217

	As of December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:
Rental Properties before accumulated depreciation	$732,818	$776,667	$1,030,689	$1,074,629	$783,279
Total assets	637,073	694,579	951,820	987,021	710,713
Total debt and other liabilities	420,195	471,480	709,122	697,419	519,441
Minority interests	11,225	16,695	15,410	49,231	41,433
Redeemable common stock	—	—	—	9,903	8,385
Stockholders’ equity	205,653	206,404	227,288	230,468	141,454

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Other Data:
Funds from Operations(1):
Basic	$24,766	$30,860	$42,477	$36,301	$21,924
Diluted	24,766	30,860	55,943	50,169	35,793
Cash Flows From:
Operating activities	$23,954	$16,912	$33,711	$32,528	$19,559
Investing activities	36,974	244,225	39,793	(219,430)	(110,192)
Financing activities	(60,276)	(260,177)	(74,936)	189,925	88,305

(1)	The Company computes funds from operations (“FFO”) on both a basic and a diluted basis and considers Operating Partnership Units as the equivalent of shares for the purpose of these computations. The diluted basis assumes the conversion of the Company’s convertible and exchangeable debentures into shares of common stock as well as other common stock equivalents. On November 6, 2000, the Company repaid, in full, its 7 1/4% exchangeable debentures and on January 16, 2001 the Company repaid, in full, its 7 1/2% convertible subordinated debentures. For further discussion of FFO, see Item 7 — Management’s Discussion and Analysis of Results of Operations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the “Selected Financial Data” and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

      This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains forward-looking statements. Also, documents we subsequently file with the SEC and incorporate by reference will contain forward-looking statements. In particular, statements pertaining to our capital resources, portfolio performance and our funds from operation and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described, or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “would,” “seeks,” “approximately,” “intends,” “plans,” “pro forma” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operations costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	difficulties in disposing of properties;

•	our failure to successfully operate acquired properties and operations;

•	our failure to successfully develop properties;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

      Our success also depends upon economic trends generally, as well as income tax laws, governmental regulation, legislation, population changes and other matters discussed above in the section entitled “Risk Factors.: We caution you, however, that any list of risk factors may not be exhaustive.

Recent Developments

      During 2001 and early 2002, we completed a series of steps designed to improve our financial and operating flexibility, allow us to reduce our leverage level, and better enable us to continue to pursue our fundamental strategy of maximizing stockholder value. Those steps included the repayment of $128 million of the 7 1/2% Convertible Subordinated Debentures (“Debentures”), a reduction of our 2001 dividend, the refinancing of six properties with long-term fixed rate debt and the extension of our Credit Facility (“Credit Facility”) with General Electric Capital Corporation (“GECC”). See additional discussion in “Liquidity Sources and Requirements.”

      The Board of Directors announced on March 20, 2002, an increase in the quarterly dividend to $0.06 per share for the first quarter of 2002, compared to $0.04 per share paid during each of the four quarters of 2001. This revised dividend level is designed to enable us to continue to strengthen our balance sheet and provide the funds necessary to reposition and reinvest in our assets while also providing an increase in the return to our shareholders.

Results of Operations

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000.

      Rental revenues decreased by $25.6 million to $69.5 million for the year ended December 31, 2001 from $95.1 million for the year ended December 31, 2000. A decrease of $25.8 million resulted from the sale of 16 community shopping centers, five single tenant facilities and a freestanding theater in 2001 and 2000. Revenues from the remaining held properties increased slightly in 2001 compared to 2000.

      Expense reimbursements decreased $6.4 million to $24.1 million for the year ended December 31, 2001 from $30.5 million for the year ended December 31, 2000. Of the decrease, $6.5 million resulted from the sale of the properties previously discussed. Similarly, property operating costs decreased by $8.3 million to $35.2 million for the year ended December 31, 2001 from $43.5 million for the year ended December 31, 2000. Approximately $7.1 million decrease was related to the sold properties. The remaining decrease is primarily due to a $1.3 million charge to uncollectible accounts receivable expense in 2000 compared to a $0.3 million charge recorded in 2001.

      Interest expense decreased by $23.6 million to $33.6 million for the year ended December 31, 2001 from $57.2 million for the year ended December 31, 2000. The decrease was due to a combination of a decrease in average debt outstanding and lower effective interest rates in 2001 compared to 2000. Average debt outstanding was $410 million in 2001 compared to $625 million in 2000. The lower average debt outstanding was due to the repayment of $128.5 million of 7 1/2% Convertible subordinated Debentures and proceeds from the sale of 22 assets during 2000 and the first half of 2001. The effective weighted average interest rate, excluding the debentures, was 8.0% in 2001 compared to 9.0% in 2000. See additional discussion in Liquidity Sources and Requirements.

      Depreciation and amortization expense decreased $4.3 million to $20.7 million for the year ended December 31, 2001 from $25.0 million for the year ended December 31, 2000. This is primarily due to $4.8 million of lower expenses due to the sale of properties, partially offset by a $.6 million increase of depreciation on held properties.

      General and administrative costs decreased $0.2 million from $5.7 million for the year ended December 31, 2000 to $5.5 million for the year ended December 31, 2001. The decrease is due to the partial cost savings related to the reorganization that occurred during the second quarter of 2001. At the end of the second quarter of 2001, the Company recorded a non-recurring Reorganization expense of $2.6 million. The expense consisted of employee severance and other related costs. The Company anticipates greater savings in 2002 from a full year of cost reductions as a result of the reorganization.

      The Company reported a net loss of $2.2 million for the year ended December 31, 2001 compared to net income of $3.8 million for 2000. The decrease in net income of $6.0 million in 2001 was primarily due to lower net operating income of $28.5 million from the sale of properties, $2.6 million in reorganization costs, $2.4 million loss on the sale of assets and $1.8 million extraordinary loss related to the sale of properties. The 2001 decrease was partially offset by lower interest expense of $23.5 million and lower depreciation expense of $4.2 million. The net income in 2000 included the gain on sale of assets, net of an extraordinary loss, of $3.7 million and a $4.8 million charge for the impairment of assets held for sale.

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

      Depreciation and amortization expense increased by $0.1 million to $25.0 million for the year ended December 31, 2000 from $24.9 million for the year ended December 31, 1999. This is primarily due to increased amortization of leasing costs of $0.9 million and increased depreciation from additional assets of $0.3 million, partially offset lower expenses from the sale of properties in 2000 of $1.1 million.

      General and administrative costs decreased $2.7 million from $8.4 million for the year ended December 31, 1999 to $5.7 million for the year ended December 31, 2000. The decreases are primarily due to the Company’s reorganization in the 4th quarter of 1999 to reduce its operating costs.

      Income before other items for the year ended December 31, 2000 was $0.6 million compared to income of $13.9 million for the same period of 1999. The decrease is due to lower income as a result of the sale of assets, higher interest costs as previously discussed and a $4.8 million charge for the impairment of assets held for sale. At December 31, 2000, the Company was under agreement to sell the Center of El Centro located in El Centro, California and Madera Marketplace located in Madera, California for a combined total of $19.7 million. Carrying value of these assets, adjusted for anticipated closing and other costs, was $24.5 at December 31, 2000.

      As previously discussed, the Company sold a total of 16 properties during the year ended 2000. As a result of the sales, debt of $188 million was either repaid or assumed by the buyer. Net proceeds of $127 million was used to reduce the Company’s outstanding balance on its Secured Credit Facility (see additional discussion at Liquidity Sources and Requirements) The Company recorded a net gain on the sale of assets of $21.2 million. The Company also recorded an extraordinary loss on the early extinguishment of debt of $17.5 million related to the payment of certain prepayment penalties and the write-off of unamortized deferred financing costs and costs related to the defeasance of a loan with Nomura Asset Capital Corporation.

Selected Property Financial Information

      Net Operating Income (defined as operating revenues less property operating costs) for the Company’s Properties was as follows:

	Year Ended December 31,

	2001	2000	1999

Rental Properties:
Regional Malls	$16,610	$16,226	$18,018
Community Centers	46,251	72,783	77,920
Single Tenants	1,253	2,952	4,895
Other Income	784	1,312	1,045

Net Operating Income	$64,898	$93,273	$101,878

      The following summarizes the percentage of leased GLA (excluding non-owned GLA) as of:

	December 31,

	2001	2000	1999

Rental Properties:
Regional Malls	94.4%	92.1%	90.9%
Community Centers	91.8	93.1	95.0
Single Tenants	100.0	100.0	100.0
Aggregate Portfolio	92.6	93.3	94.9

      During 2001, the Company signed leases for approximately 163,693 square feet and renewed approximately 594,809 square feet of community centers leases. Such signed leases resulted in an increase in the overall rent per square foot of the Company’s portfolio to $12.02 per square foot at December 31, 2001 from $11.33 per square foot at December 31, 2000.

Liquidity Sources and Requirements

      Through a series of asset sales and debt financing transactions, as well as a modification of the Company’s Credit Facility, the Company was able to successfully repay its Debentures that matured on January 15, 2001. Subsequent to the repayment of the Debentures in January 2001, the Company remained focused on the strengthening of its financial stability and flexibility. To aid in strengthening the Company’s financial flexibility and stability, on March 26, 2001, the Company announced a revised dividend strategy designed to enable the Company to maximize its retention of capital, reduce its leverage level, and provide financial flexibility, while maintaining its status as a real estate investment trust. Accordingly, the Company decreased its annual dividend for 2001 to $0.16 per share.

      With the Debentures repaid, the Company’s primary focus in 2002 is to continue to enhance our balance sheet while executing our business plan. Our business plan focuses on leasing our existing centers, stabilizing income, enhancing value, and redevelopment. Our redevelopment plans enables us to meet the changing needs of retailers in our markets while creating value for our shareholders. On March 18, 2002, the Company increased its first quarter dividend to $0.06 per share from the $0.04 per share paid for each of the four quarters of 2001.

      On March 20, 2002, the Company extended its Credit Facility with GECC that was to expire on April 1, 2002. Under the new terms, the Credit Facility will expire on April 1, 2004 with the option of the Company to extend for one additional year. The new agreement reduces the maximum commitment from $170 million to $150 million. The Company currently has availability of $13 million under the Credit Facility.

      In December 2001, the Company closed on six separate mortgages with total proceeds of $68.7 million. The mortgages have a 10-year term with 30-year principal amortization. The weighted-average fixed interest rate on the six mortgages is 6.94%. The mortgages are not cross-collateralized or cross-defaulted. Three of the mortgages, with combined loan proceeds of $25.1 million, secured by Ross Plaza in Clackmamas, Oregon, Silverdale Shopping Center in Silverdale, Washington and Vancouver Park Place in Vancouver, Washington, closed on December 18, 2001. These assets were previously pledged as collateral for the Company’s Credit Facility. The remaining three mortgages, with combined proceeds of $43.6 million, are secured by Mountain Square in Upland, California, Fire Mountain Shopping Center in Oceanside, California and Randolph Plaza in Tucson, Arizona, closed on December 19, 2001. Theses properties were previously collateral for variable rate, cross-collateralized, mortgages with a combined balance of $33.1 million that were to mature on June 1, 2002. All proceeds, after repayment of existing loans, were used to reduce the outstanding balance on the Company’s Credit Facility.

      On July 6, 2001, the Company refinanced an existing mortgage on North Mountain Village, located in Phoenix, Arizona. The $7.1 million mortgage bears interest at 7.68% and matures in 2011.

      During the second quarter of 2001, the Company sold one community shopping center and one single tenant facility. The assets sold were K-Mart Rocklin, an 86,000 square foot single tenant facility located in Rocklin, California and Marshall’s Plaza, a 79,000 square foot shopping center located in Modesto, California. After repayment of debt of $1.7 million, net proceeds of $6.7 million were used to reduce the outstanding balance on the Company’s Credit Facility.

      During the first quarter of 2001, the Company sold three community shopping centers and one single tenant facility for a combined sales price of $38.4 million. The assets sold included Westgate North Shopping Center, a 104,000 square foot shopping center located in Tacoma, Washington, Center of El Centro, a 179,000 square foot shopping center located in El Centro, California, Madera Marketplace a 169,000 square foot shopping center located in Madera, California, and K-Mart Madera, a 86,000 square foot single tenant facility, located in Madera, California. After repayment of debt of $7.2 million, net proceeds of $26.6 million were used to reduce the outstanding balance of the Company’s Credit Facility.

      During 2002, the Company has debt maturities of $59.1 million. Of this balance, three mortgages totaling $50.2 million each have three one-year extensions available to the Company. The remaining balance of $8.9 million represents one non-recourse mortgage secured by our Date Palm Center located in Cathedral City, California. We are currently negotiating with the lender to modify the terms of this non-recourse agreement and anticipate that we will be able to successfully execute an extension and amendment to this loan before it matures.

      The Company anticipates that its cash from operations combined with the availability under the Credit Facility will be sufficient to cover its capital and operating cash requirements in the next twelve months. Certain elective redevelopment projects will only be commenced if the Company is successfully able to obtain separate financing for such expenditures.

Funds from Operations

      The Company considers Funds From Operations (“FFO”) to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO is defined, as outlined in the October 1999 White Paper, by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income plus depreciation and amortization of real estate, less gains or losses on sales of properties. Additionally, the definition also permits FFO to be adjusted for significant non-recurring items. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations and should not be considered as an alternative to those indicators in evaluating the Company’s operating performance or liquidity. Further, the methodology for computing FFO utilized by the Company may differ from that utilized by other equity REITs and, accordingly may not be comparable to such other REITs.

      The Company computes FFO on both a basic and a diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company’s computation of FFO and provides certain additional disclosures (dollars in thousands):

	Year Ended December 31,

	2001	2000	1999

Net (Loss) Income	$(2,197)	$3,773	$26,657
Adjustments to reconcile net loss to funds from operations:
Depreciation and Amortization:
Buildings and improvements	12,692	16,741	16,793
Tenant improvements and allowances	4,568	5,173	5,470
Leasing costs	2,617	2,540	2,392
Loss (Gain) on Sale of Assets	2,379	(21,245)	(23,991)
Write-down of Asset Held for Sale	—	4,770	—
Reorganization Costs	2,613	—	1,148
Minority Interests	(198)	(65)	4,163
Extraordinary Loss on Early Extinguishment of Debt	1,768	17,514	6,483
Other	524	1,659	3,362

Funds from Operations, Basic and Diluted	$24,766	$30,860	$42,477

      Funds from operations decreased to $24.8 million for the year ended December 31, 2001, as compared to $30.9 million for the same period in 2000. The decrease in funds from operations is principally a function of asset dispositions that occurred in 2000 and early 2001. During 2001, the Company incurred reorganization costs of $2.6 million resulting from a restructuring of the Company’s organization. During 2000, the Company recorded an impairment loss on assets held for sale of $4.8 million. In addition, the Company recorded an extraordinary loss on the early extinguishment of debt of $1.8 million, $17.5 and $6.5 million in 2001, 2000 and 1999, respectively. Such items were not included in the computation of FFO as the Company considers these to be significant non-recurring events that, if deducted, would materially distort the comparative measurement of Company performance.

Cash Flows

      Net cash provided by operations for the year ended December 31, 2001 was $24.0 million compared to $16.9 million for the prior year, an increase of $7.1 million. The principal reason for the increase in net cash from operations are lower operating cash requirements partially offset by lower operating revenues due to properties sold during 2001 and 2000, as discussed in Results of Operations above.

      Net cash provided by investing activities decreased by $207.2 million to $37.0 million for the year ended 2001 from $244.2 million for the year ended 2000. The decrease is due to fewer property sales in 2001 compared to 2000. Property sales totaled 6 in the year ended 2001 compared to 16 for 2000.

      Net cash used by financing activities decreased by $199.9 million to $60.3 million from $260.2 million primarily due to lower repayments on the Company’s Credit Facility for the year ended 2001 compared to 2000. The decrease is primarily due to fewer property sales in 2001 compared to 2000, previously discussed. Activity for the year ended 2001 includes the repayment of the Company’s 7 1/2% Convertible Subordinated Debentures of $128.5 million with proceeds from the Company’s Credit Facility. In addition, the dividend reduction in 2002 enabled the Company to retain approximately $17.6 million in 2001.

      Net cash provided by operations for the year ended December 31, 2000 was $16.9 million compared to $33.7 million for the prior year. The principal reasons for the decrease in net cash from operations are discussed in Results of Operations above.

      Net cash provided by investing activities was $244.2 million for the year ended December 31, 2000, compared to $39.8 million for the prior year. The increase is primarily the result of proceeds from the sale of 16 properties in 2000.

      Net cash used by financing activities was $260.2 million for the year ended December 31, 2000, compared to $74.9 million from the prior year. The increase is due to repayments on the Company’s Credit Facility, payments on mortgage financing and retirement of the $30 million of 7 1/4% Exchangeable Subordinated Debentures.

Inflation

      The Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses enabling the Company to receive percentage rents based upon tenants’ gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of the Company’s leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates if rents are below then-existing market rates. Many of the Company’s leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Critical Accounting Policies

      The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and the most demanding in their call on judgement. The Company’s significant accounting policies that require a higher degree of judgement relate to:

•	Property rental income and expense recognition;

•	Basis on presentation;

•	Asset valuation criteria; and

•	Legal and environmental obligations.

      See additional discussion of these accounting policies in the Notes to the Consolidated Financial Statements.

Adoption of Accounting Standards

      New Accounting Pronouncements Statements of Financial Accounting Standards (SFAS) No. 133, as amended, was effective for the Company as of January 1, 2001. SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company’s derivative positions held at December 31, 2001 are considered immaterial. The adoption of this standard does not have a material impact on the Company’s results of consolidated operations or its financial position.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Good will and Other Intangible Assets.” SFAS No. 141 prohibits the use of the “pooling of interest” method after June 30, 2001. SFAS No. 142 requires the cessation of the amortization of goodwill subsequent to December 31, 2001. The new standards are not expected to have a significant impact on our financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” This Statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This new standard is not expected to have a significant impact on our financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR-based interest rates as interest on the Company’s Credit Facility of $114.5 million as well as mortgage notes of $75.2 million are tied to various LIBOR interest rates. The Credit Facility matures March 31, 2002. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $176.6 million of the Company’s debt is based on a weighted average fixed rate of 8.04%. As a result, the Company will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incurs substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are tied to a general index of AAA-rated tax-free municipal bonds.

      The following table provides information about the Company’s interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of December 31, 2001 (in thousands):

								Fair
								Market
As of December 31, 2001	2002	2003	2004	2005	2006	Thereafter	Total	Value

Interest Rate Sensitive
Liabilities:
Credit Facility	$114,548						$114,548	$114,548
Interest Rate	LIBOR+						LIBOR+
	2.50%						2.50%
Variable Rate Debt	$50,185	$25,000					$75,185	$75,185
Interest Rate	LIBOR+	LIBOR+					LIBOR+
	2.30%	2.50%					3.36%
Fixed Rate Debt	$8,933	$14,865			$13,149	$139,697	$176,644	$203,288
Weighted Average Interest Rate	10.45%	10.375%			10.635%	7.393%	8.04%
Tax Exempt Certificates						$36,000	$36,000	$36,000
Weighted Average Interest Rate						4.173%	4.173%

								Fair
								Market
As of December 31, 2000	2001	2002	2003	2004	2005	Thereafter	Total	Value

Interest Rate Sensitive
Liabilities:
Credit Facility		$53,344					$53,344	$53,344
Average Interest Rate		LIBOR+					LIBOR+
		2.75%					2.75%
Variable Rate debt		$33,456	$75,185				$108,641	$108,641
Interest Rate		LIBOR+	LIBOR+				LIBOR+
		2.50%	2.37%				2.40%
Fixed Rate Debt	$8,125	$9,102	$15,232			$87,608	$120,067	$124,063
Weighted Average Interest Rate	8.25%	10.45%	10.375%			8.48%	8.83%
Tax Exempt Certificates						$36,000	$36,000	$36,000
Weighted Average Interest Rate						5.110%	5.110%

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and

Stockholders of Center Trust, Inc.:

      We have audited the accompanying consolidated balance sheets of Center Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14.A.2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 2002

CENTER TRUST

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000

	(In thousands,
	except share data)
ASSETS
Rental properties (Notes 2, 3, and 4)	$732,818	$776,667
Accumulated depreciation and amortization	(149,185)	(136,828)

Rental properties, net	583,633	639,839
Cash and cash equivalents (Note 2)	6,816	6,164
Tenant receivables, net (Note 2)	7,668	11,920
Other receivables (Note 2)	5,161	5,603
Restricted cash (Note 4)	13,282	9,531
Deferred charges, net (Note 2)	16,636	18,030
Other assets	3,877	3,492

TOTAL	$637,073	$694,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured Debt (Notes 4 and 9)	$402,377	$318,052
7 1/2% Convertible subordinated debentures (Note 5)	—	128,548
Accrued dividends and distributions (Note 6)	1,160	6,035
Accrued interest	2,057	5,827
Accounts payable and other accrued expenses	11,309	10,161
Accrued construction costs	1,059	1,060
Tenant security and other deposits	2,233	1,797

Total liabilities	420,195	471,480

MINORITY INTERESTS (Notes 1 and 2):
Operating Partnership (1,338,644 and 2,015,692 units issued as of December 31, 2001 and 2000, respectively)	9,696	15,075
Other minority interests	1,529	1,620

Total minority interests	11,225	16,695

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (Notes 6 and 7):
Common stock ($.01 par value, 100,000,000 shares authorized; 27,656,405 and 26,721,226 shares issued and outstanding at December 31, 2001 and 2000, respectively)	276	266
Additional paid-in capital	365,474	359,419
Accumulated distributions and deficit	(160,097)	(153,281)

Total stockholders’ equity	205,653	206,404

TOTAL	$637,073	$694,579

See Notes to Consolidated Financial Statements.

CENTER TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Years Ended December 31, 2001

	2001	2000	1999

	(In thousands,
	except per share amounts)
REVENUES (Note 2):
Rental revenues	$69,456	$95,082	$105,410
Expense Reimbursements	24,126	30,527	32,387
Percentage rents	1,565	1,844	2,103
Other income (Note 2)	4,958	9,320	4,986

Total revenues	100,105	136,773	144,886

EXPENSES:
Interest (Notes 2, 4 and 5)	33,637	57,177	54,649
Property operating costs:
Common area	18,375	20,960	21,217
Property taxes	9,600	13,119	14,505
Leasehold rentals (Note 10)	1,090	1,295	1,681
Marketing	1,262	1,454	1,188
Other operating	4,880	6,672	4,417
Depreciation and amortization (Note 2)	20,717	24,959	24,854
Impairment of assets held for sale (Note 3)	—	4,770	—
Reorganization Costs (Note 1)	2,613	—	—
General and administrative	5,473	5,723	8,440

Total expenses	97,647	136,129	130,951

INCOME BEFORE OTHER ITEMS	2,458	644	13,935
NET (LOSS) GAIN ON SALE OF RENTAL PROPERTIES (Note 3)	(2,379)	21,245	23,991
MINORITY INTERESTS (Note 2):
Operating Partnership	(177)	(301)	(4,497)
Other Minority Interests	(331)	(301)	(289)

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM	(429)	21,287	33,140
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (Note 4)	(1,768)	(17,514)	(6,483)

NET (LOSS) INCOME	$(2,197)	$3,773	$26,657

BASIC AND DILUTED (LOSS) INCOME PER SHARE (Note 2):
LOSS BEFORE EXTRAORDINARY ITEM	$(0.02)	$0.80	$1.29
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (Note 4)	(0.06)	(0.66)	(0.25)

NET (LOSS) INCOME	$(0.08)	$0.14	$1.04

See Notes to Consolidated Financial Statements.

CENTER TRUST

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Years Ended December 31, 2001

	Common Stock
			Additional	Accumulated	Total
	Number of		Paid-In	Distributions	Stockholders’
	Shares	Amount	Capital	and Deficit	Equity

	(In thousands, except share data)
January 1, 1999	24,756,693	$248	$354,281	$(124,061)	$230,468
Issuance of Common Stock	2,260,232	22	33,881	—	33,903
Conversion of OP Units and Convertible Debentures into Common Stock and Adjustment to Minority Interest in OP (Note 2)	62,597	1	(19,717)	—	(19,716)
Restricted Stock Grants (Note 7)	547,446	5	3,042	—	3,047
Common Stock Repurchased	(979,000)	(10)	(10,075)	—	(10,085)
Net Income	—	—	—	26,657	26,657
Dividends declared (Note 6)	—	—	—	(36,986)	(36,986)

DECEMBER 31, 1999	26,647,968	266	361,412	(134,390)	227,288
Adjustment to Minority Interest in OP (Note 2)	—	—	(3,654)	—	(3,654)
Restricted Stock Grants (Note 7)	73,258	—	1,661	—	1,661
Net Income	—	—	—	3,773	3,773
Dividends declared (Note 6)	—	—	—	(22,664)	(22,664)

DECEMBER 31, 2000	26,721,226	266	359,419	(153,281)	206,404
Conversion of OP Units into Common Stock	677,881	7	5,531	—	5,538
Restricted Stock Grants (Note 7)	257,298	3	524	—	527
Net Loss	—	—	—	(2,197)	(2,197)
Dividends declared (Note 6)	—	—	—	(4,619)	(4,619)

DECEMBER 31, 2001	27,656,405	$276	$365,474	$(160,097)	$205,653

See Notes to Consolidated Financial Statements.

CENTER TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 2001

	2001	2000	1999

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,197)	$3,773	$26,657
Adjustments to reconcile net (loss) income to net cash
Provided by operating activities:
Depreciation and amortization of rental properties	20,717	24,959	24,854
Amortization of deferred financing costs	4,087	2,644	3,158
Amortization of deferred expenses	588	710	3,362
Net loss (gain) on sale of rental properties	2,379	(21,245)	(23,991)
Impairment of asset held for sale	—	4,770	—
Loss on early extinguishment of debt	1,768	17,514	6,483
Minority interests in operations	508	602	4,786
Net changes in operating assets and liabilities	(3,833)	(16,815)	(11,598)

Net cash provided by operating activities	24,017	16,912	33,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of rental properties	45,074	257,430	76,101
Construction and development costs	(8,100)	(13,205)	(17,333)
Acquisition of rental properties	—	—	(18,975)

Net cash provided by investing activities	36,974	244,225	39,793

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal amortization on mortgage financing	(6,000)	(3,940)	(4,304)
Principal payments on mortgage financing	(39,530)	(189,472)	(90,451)
Proceeds from mortgage financing	68,650	92,575	165,144
Borrowings on secured line of credit	133,369	207,778	147,336
Repayments of secured line of credit	(72,164)	(312,509)	(190,156)
Repurchase of common stock	—	—	(20,115)
Proceeds from sale of common stock	—	—	33,903
Repurchase of OP Units	—	—	(48,142)
Purchase of debentures	(128,548)	(30,000)	(9,561)
Costs of obtaining financing	(2,558)	(6,092)	(1,302)
(Increase) decrease in restricted cash	(3,751)	11,046	(15,140)
Dividends to shareholders	(8,834)	(26,399)	(36,778)
Distributions to minority interests	(973)	(3,164)	(5,370)

Net cash used in financing activities	(60,339)	(260,177)	(74,936)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	652	960	(1,432)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	6,164	5,204	6,636

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$6,816	$6,164	$5,204

NON-CASH TRANSACTIONS:
Issuance of operating partnership units to acquire properties	—	—	$(1,999)

      See Notes to Consolidated Financial Statements.

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2001

1.     Organization and Business

      Center Trust, Inc. (the “Company”), a Maryland corporation is a self-administered and self-managed real estate investment trust. The Company engages in the ownership, management, leasing, redevelopment, acquisition and development of retail shopping centers in the western United States.

      As of December 31, 2001, the Company owned a portfolio comprised of interests in 35 retail shopping centers (the “Properties”). The Company’s ownership interest in the Properties is held through various partnership interests. The Company is the sole general partner of CT Operating Partnership, L.P., a California limited partnership (the “Operating Partnership” or “OP”) and owns a 94.9% interest therein. Of the 35 Properties, 33 are wholly and directly owned by the Operating Partnership. Two of the Properties are owned by partnerships in which the OP has a general partner interest, including a 75% interest in Willowbrook Center Partnership and a 34% effective interest in Vermont Slauson Shopping Center, LTD each of which own one asset. For purposes of securing various mortgages, the OP has created a series of single purpose entities. Of the 33 properties owned by the OP, ownership of 18 of these properties are held in 15 separate wholly-owned single purpose entities, all of which are consolidated into the accompanying financial statements.

      The Company conducts substantially all of its operations through the Operating Partnership and has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership. As the general partner of Kenneth Hahn Plaza and the Vermont-Slauson Shopping Center, the Operating Partnership has sole responsibility and control over the partnerships and cannot be removed by the limited partners without cause.

      During the year 2001, the Company sold 6 properties, including 4 community shopping centers and two single tenant facilities. The net proceeds from these sales were used to reduce the amount outstanding under the Company’s secured line of credit. In January 2001, the Company repaid, in full, its 7 1/2% Convertible Subordinated Debentures. In the second quarter of 2001, the Company recorded a non-recurring Reorganization expense of $2.6 million. The expense consisted of employee severance and other related costs. Substantially all amounts have been paid as of December 31, 2001.

      On June 1, 1997 the Company entered into a Stock Purchase Agreement (the “Agreement”) with LF Strategic Realty Investors, L.P. and Prometheus Western Retail, LLC, affiliates of Lazard Freres Real Estate Investors, LLC (together “LFREI”). Pursuant to the Agreement, LFREI purchased 15,666,666 shares of Common Stock of the Company at a price of $15.00 per share, for an aggregate purchase price of $235 million. The stockholders of the Company approved the Agreement on August 14, 1997. As of December 31, 2001, LFREI owned 56.7% of the outstanding common stock of the Company.

      In connection with the Stock Purchase Agreement, the Company and LFREI entered into a Stockholders Agreement (the “Stockholders Agreement”) providing that until August 14, 2002 (the “Standstill Period”) LFREI and its affiliates may not (i) acquire beneficial ownership of more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below), (ii) sell, transfer or otherwise dispose of any shares of Common Stock except in accordance with certain specified limitations (including a requirement that the Company, in its sole and absolute discretion, approve any transfer in a negotiated transaction that would result in the transferee beneficially owning more than 9.8% of the Company’s capital stock), (iii) solicit, encourage or propose to effect or negotiate certain business combination transactions, (iv) solicit, encourage, initiate or participate in any solicitation of proxies or become a participant in any election contest, (v) seek board representation or a change in the composition or size of the board, except as specifically permitted, or (vi) assist or encourage any person or entity with respect to any of the foregoing (collectively, the “Standstill Provisions”). As used herein, the term “Adjusted Fully Diluted Basis” shall mean on a diluted basis, except that shares of common stock of the Company issuable upon exercise of options granted under management benefit plans shall not be included. In addition, during the

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standstill Period, LFREI and its affiliates have agreed to vote all shares of Company common stock owned by them that represent aggregate ownership in excess of 40% of the outstanding shares of Company common stock either (i) in accordance with the recommendation of our board of directors or (ii) proportionally in accordance with the votes of the other holders of Company common stock.

      As of December 31, 2001, LFREI owned 54.0% of the common stock of the Company on an Adjusted Fully Diluted Basis. Under the terms of the Stockholders Agreement, LFREI’s right to freely vote at its discretion was limited to 74.0% of its total holdings. LFREI and its affiliates must vote the remainder of their holdings either (i) in accordance with the recommendation of our board of directors or (ii) proportionally in accordance with the votes of the other holders of Company common stock. In the event that the number of outstanding shares were to increase for any reason (including as a result of issuance of common stock of the Company upon exercise of management stock options), then LFREI would be allowed to acquire additional shares of common stock of the Company, up to 49.9% on an Adjusted Fully Diluted Basis. In addition to the above, LFREI has the right to nominate four members to the Company’s board of directors. Although LFREI will not be able to take action on behalf of the Company without the concurrence of at least one of the other members of the Company’s board of directors, they may be able to exert substantial influence over the Company’s affairs. Further, LFREI is entitled to receive access to certain operating statements and other financial reports used in operating the Company on a monthly basis.

      On March 12, 2001, the Company granted LFREI a limited waiver of some of the Standstill Provisions. The waiver is to permit LFREI, under the control of the board of directors, to initiate and engage in discussions with third parties concerning certain change of control-type transactions involving the Company. The limited waiver will stay in effect until the expiration of the standstill period on August 14, 2002.

2.     Significant Accounting Policies

      The Company’s significant accounting policies are as follows:

      Basis of Presentation — The accompanying financial statements include the accounts of the Company and the OP on a consolidated basis. All significant intercompany transactions and balances have been eliminated in the consolidated presentation.

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

      Minority Interests — Included in minority interest for the years ended December 31, 2001, 2000 and 1999 is the 5.1%, 6.8% and 5.8% interests, respectively, in the results of the OP which are owned by various third parties. At December 31, 2001, 2000 and 1999, 1,338,644, 2,015,692 and 1,654,725 OP Units were held by the limited partners, respectively. The OP Units are exchangeable, subject to maintaining the Company’s status as a REIT, on a one-for-one basis for shares of the Company’s common stock.

      Adjustments have been made to the minority interest balance in the OP to properly reflect their ownership interests in the Company. During 2001, 2000 and 1999, adjustments of $5,531,000, $3,654,000 and $19,716,000 were recorded, respectively. The adjustments are a result of the purchase or issuance of additional shares of common stock and OP Units and the conversion of OP Units into common stock.

      Other minority interests include the limited partners’ share of equity in two properties. The two properties in which the OP has a general partner interest are Kenneth Hahn Plaza (75% interest) and Vermont-Slauson Shopping Center (34% interest). Consolidation accounting is applied to both of the above partnerships as the OP has full control over the operations of the properties.

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental Properties — Rental properties are stated at cost less accumulated depreciation. Costs incurred for the acquisition, renovation and betterment of the properties are capitalized. Recurring maintenance and repairs are charged to expense as incurred.

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

      Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period. Interest capitalized during the years ended December 31, 2001, 2000, and 1999 amounted to $433,000, $836,000, and $735,000, respectively. Cash paid for interest, net of capitalized interest costs, was $33,310,000, $56,791,000, and $52,479,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Depreciation and Amortization — The cost of buildings and improvements is depreciated on the straight-line method over estimated useful lives, as follows:

           Buildings — 40 years

           Leasehold interests — shorter of lease term or useful life of the related property

           Improvements — shorter of lease term or useful life ranging from 10 to 20 years

      Cash and Cash Equivalents — Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

      Deferred Charges — Deferred charges include deferred leasing costs and loan fees. Leasing costs include an allocation of internal costs directly associated with the execution of leases and third-party leasing commissions. Such costs are amortized on the straight-line basis over the initial lives of the leases, which range from 5 to 20 years. Deferred financing fees are amortized over the terms of the respective loans.

	December 31,

	2001	2000

	(In thousands)
Deferred financing costs	$11,061	$18,346
Deferred leasing costs	20,705	18,189

Total deferred charges	31,766	36,535
Accumulated amortization	(15,130)	(18,505)

Deferred charges, net	$16,636	$18,030

      Revenue Recognition and Tenant Receivables — Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the lease term. Unbilled deferred rent represents the amount by which expected straight-line rental income exceeds rents currently due under

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lease agreement. The Company continually evaluates its reserve for unbilled deferred rent and may adjust its reserve in the future for changes in the retail environment. Total rents receivable consist of the following:

	December 31,

	2001	2000

	(In thousands)
Billed tenant receivables	$5,978	$10,964
Allowance for uncollectible rent	(2,071)	(2,592)

Net billed tenant receivables	3,907	8,372

Unbilled deferred rent	6,422	6,014
Allowance for unbilled deferred rent	(2,661)	(2,466)

Net unbilled deferred rent	$3,761	$3,548

Total tenant receivables, net	$7,668	$11,920

      Included in billed tenant receivables are additional rentals based on common area maintenance expenses and certain other expenses which are accrued in the period in which the related expense is incurred and percentage rents which are accrued on the basis of reported tenant sales.

      Other Income — In connection with the original development of the Media City Center, commitments in the form of notes receivable (terminating in 2016) were received from the Community Redevelopment Agency of the City of Burbank (the “Burbank Agency”) aggregating $51,500,000. Such commitments are repayable by the Burbank Agency out of incremental sales and property taxes associated with certain defined parcels within the property. Management considers amounts receivable under these notes to be contingent in nature and accordingly has not recorded the notes receivable. Upon separation, any repaid principal and accrued interest will be forgiven. Other income has been recorded with respect to these commitments generally in proportion to the recording of property tax expense. Included in other income in connection with such commitments for the years ended December 31, 2001, 2000 and 1999 is $2,713,000, $2,713,000 and $2,721,000, respectively. At December 31, 2001 and 2000, other receivables with respect to such commitments from the Burbank Agency were $3,008,000 and $2,987,000, respectively.

      Under similar commitments from the Community Redevelopment Agencies of the Cities of Fullerton, Chino, and Upland, other income was recognized for the years ended December 31, 2001, 2000 and 1999 of $518,000, $493,000 and $493,000, respectively.

      Income Taxes — The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 1993. As a result, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

      As of December 31, 2001 and 2000, the net tax basis of the Properties was approximately $60,847,000 and $56,852,000 respectively, less than the net book basis of such assets.

      Earnings Per Share — Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued. The basic and diluted weighted average number of shares of common stock used in the computation for the years ended December 31, 2001, 2000 and 1999 were 27,435,129, 26,676,641 and 25,696,646, respectively. Units held by

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis and therefore are not dilutive. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented would be entirely a result of outstanding options issued under the Company’s Amended and Restated 1993 Stock Option and Incentive Plan and the conversion of the Debentures. If the shares were dilutive, the weighted average shares outstanding for the years ended December 31, 2001, 2000, and 1999 would increase by 663,842, 8,468,652 and 9,120,523 shares, respectively. Basic and diluted earnings per share were the same for all periods presented.

      Segment Information — The Company operates in one segment, retail operating properties.

      Reclassifications — Certain amounts have been reclassified in the 2000 and 1999 financial statements to conform to the 2001 financial statement presentation.

      New Accounting Pronouncements — Statement of Financial Accounting Standards (SFAS) No. 133, as amended, was effective for the Company as of January 1, 2001. SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company’s derivative positions held at December 31, 2001 are considered immaterial. The adoption of this standard does not have a material impact on the Company’s results of consolidated operations or its financial position.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Good will and Other Intangible Assets.” SFAS No. 141 prohibits the use of the “pooling of interest” method. SFAS No. 142 requires the cessation of the amortization of goodwill subsequent to December 31, 2001. The new standards are not expected to have a significant impact on our financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” This Statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This new standard is not expected to have a significant impact on our financial statements.

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Rental Properties

      Rental properties consist of the following:

	December 31,

	2001	2000

	(In thousands)
Land	$162,047	$176,338
Leasehold interests	15,920	15,920
Site improvements	43,299	42,885
Buildings and improvements	503,182	535,499
Construction in process	8,370	6,025

Rental Properties, at cost	732,818	776,667
Less: Accumulated depreciation and amortization	(149,185)	(136,828)

Rental Properties, net	$583,633	$639,839

      During 2001, the Company sold four community shopping centers and two single tenant facilities. Gross proceeds from the sales were $49.2 million. Net proceeds used to reduce the outstanding balance on the Company’s Credit Facility totaled $33.4 million and mortgage debt repaid to the lender was approximately $9 million. The net loss on the sale of assets recognized during the year was $2.4 million.

      Combined revenues from the sold properties of $2.2 million represented 2% of total revenues for the year-ended December 31, 2001. Net operating income (“NOI”) from the sold properties of $1.7 million represents 3% of total Company NOI for the year.

      As of December 31, 2000, the Company recorded an impairment of assets held for sale of $4.8 million. The write-down resulted from the Company’s decision to sell the Center of El Centro located in El Centro, California and Madera Marketplace located in Madera, California for a combined total of approximately $20 million. The carrying value of these assets, adjusted for anticipated closing and other costs was $24.5 million at December 31, 2000.

      On June 2, 2000, the Company completed a sale-leaseback transaction on its corporate office building in Manhattan Beach, California. The sale of the office building generated approximately $5 million of cash. The Company entered into a long-term lease with the buyer of the property.

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Secured Debt

	December 31,

	2001	2000

	(In thousands)
Credit Facility	$114,548	$53,344
Notes payable to life insurance companies — interest only and interest plus principal; rates ranging from 10.375% to 10.45%; maturing July 2002 through January 2003; non- recourse	23,798	29,944
Notes payable to financial institutions — principal and interest paid monthly, at interest rates ranging from 5.50% to 9.68%; maturing December 2002 through January 2012; non-recourse	218,363	184,772
Notes payable to pension funds — principal and interest paid monthly at 10.90% and 11.45%; maturing October 2006; non-recourse	9,668	13,992
Floating rate tax-exempt certificates of participation — interest only at effective rate of 4.08%; maturing December 2014 through November 2015; non-recourse	36,000	36,000

	$402,377	$318,052

      Borrowings under the Credit Facility are secured by first mortgage liens on Media City Center, Medford Shopping Center, Sunrise Place, Frontier Village, Rheem Valley, Southern Palms, Rosedale Village and Walmart-Baldwin Hills. As properties are acquired, they may be added to the security of the Credit Facility, thereby increasing the amount available to the Company. The Credit Facility is subject to certain conditions, the violation of which may affect its terms.

      Subsequent to December 31, 2001, the Company extended its Credit Facility with GECC that was to expire on April 1, 2002. The Credit Facility had a one-year extension option. Under the new terms, the Credit Facility will expire on April 1, 2004 with the option to extend for one additional year. The new agreement reduces the maximum commitment from $170 million to $150 million.

      In December 2001, the Company closed on six separate mortgages with total proceeds of $68.7 million. The mortgages have a 10-year term with 30-year principal amortization. The weighted-average fixed interest rate on the six mortgages is 6.94%. The mortgages are not cross-collateralized or cross-defaulted. Three of the mortgages, with combined loan proceeds of $25.1 million, secured by Ross Plaza in Clackmamas, Oregon, Silverdale Shopping Center in Silverdale, Washington and Vancouver Park Place in Vancouver, Washington, closed on December 18, 2001. These assets were previously pledged as collateral for the Company’s variable rate secured credit facility. The remaining three mortgages, with combined proceeds of $43.6 million, secured by Mountain Square in Upland, California, Fire Mountain Shopping Center in Oceanside, California and Randolph Plaza in Tucson, Arizona, closed on December 19, 2001. Theses properties were previously collateral for variable rate, cross-collateralized, mortgages with a combined balance of $33.1 million that were to mature on June 1, 2002. All proceeds, after repayment of existing loans, were used to reduce the outstanding balance on the Company’s secured credit facility.

      On July 6, 2001, the Company refinanced an existing mortgage on North Mountain Village, located in Phoenix, Arizona. The $7.1 million mortgage bears interest at 7.68% and matures in 2011. The Company had no other debt maturities in 2001.

      The Company recorded an extraordinary loss on the early extinguishment of debt of $1.8 million in 2001 related to the payment of certain prepayment penalties and the write-off of unamortized deferred financing costs. In 2000, the Company recorded an extraordinary loss on the early extinguishment of debt of $17.5 million related to the payment of certain prepayment penalties, the write-off of unamortized deferred financing costs and costs related to the defeasance of a loan with Nomura Asset Capital Corporation.

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining notes payable are secured by deeds of trust and the assignment of rents and leases associated with 29 properties. Certain of the non-recourse notes payable are subject to certain conditions, the violation of which may result in additional recourse being available to the lenders. Certain of the loans are subject to substantial prepayment penalties, as defined in the respective loan agreements (See Note 9).

      Aggregate future principal payments as of December 31, 2001 are as follows:

Years Ending December 31,
	(In thousands)
2002	$176,136	(1)
2003	41,742
2004	2,442
2005	2,650
2006	11,113
Thereafter	168,294

Total	$402,377

(1)	Includes amount outstanding on the Company’s Credit Facility which was amended subsequent to December 31, 2001 to extend the maturity to April 1, 2004.

      Restricted cash at December 31, 2001 and 2000 includes reserve funds established in connection with the tax exempt financing. In addition, restricted cash includes funds restricted for leasing costs and the completion of certain construction projects required as conditions to existing mortgages. Interest income on such funds accrues to the benefit of the Company. Restricted cash disbursements require the approval of the respective lenders. The floating rate tax-exempt certificate of participation requires the Company to maintain letters of credit equal to the balance outstanding. The cost of such is factored into the effective rate on such notes.

5.     Subordinated Debentures

      In conjunction with the Company’s formation, the Company issued 7 1/2% Convertible Subordinated Debentures, Series A and Series B which matured on January 15, 2001. The Convertible Debentures were convertible at any time after issuance and prior to maturity, into shares of Common Stock of the Company at a conversion price of $18.00 per share. On January 16, 2001, the Company repaid in full its 7 1/2% Convertible Subordinated Debentures. The outstanding balance of $128.5 million was repaid with proceeds from the Company’s Credit Facility.

      Also in conjunction with the Company’s formation, the OP issued $30 million of 7 1/4% Exchangeable Subordinated Debentures which matured on December 27, 2003 and were secured by one of the Company’s properties. The Exchangeable Debentures were exchangeable at any time for Common Stock of the Company at an exchange price of $18.00 per share. On November 6, 2000, the Company repaid its 7 1/4% Exchangeable Debentures at par, pursuant to the Company’s optional redemption rights.

6.	Stockholders’ Equity

      In addition to Common Stock, the Company’s Charter authorizes the issuance of 10,000,000 shares of Preferred Stock, par value $.01 per share. No such shares were issued or outstanding as of December 31, 2001 and 2000. The authorized shares of Common Stock outstanding are 100 million at December 31, 2001.

      During the year ended December 31, 2001, the Company declared four quarterly distributions of $0.04 per share. During the year ended December 31, 2000, the Company declared four quarterly distributions of $0.21 per share. During the year ended December 31, 1999, the Company declared four quarterly distributions of $0.36 per share.

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock Option and Incentive Plan

      The 1993 Stock Option and Incentive Plan, as amended, (the “Option Plan”) enables executive officers, key employees and directors of the Company to participate in the ownership of the Company. The Option Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, and restricted stock, and provides for the grant to Independent Directors of non-qualified stock options. Options are granted at prices which are not less than market at date of grant, expire ten years from the date of grant, and are generally exercisable 25% per year over four years. The Option Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to determine the number of shares to be subject thereto and the terms and conditions thereof. Pursuant to the Option Plan, 2,750,000 shares of Common Stock were reserved for issuance to eligible participants.

      Following is a summary of the stock option activity for the three years ended December 31, 2000:

	Shares	Weighted Average
	Under Options	Exercise Price

January 1, 1999.	1,811,767	$15.284
Granted	530,000	$10.011
Cancelled	(1,014,058)	$15.608

December 31, 1999	1,327,709	$13.149
Cancelled	(612)	$11.668

December 31, 2000	1,327,097	$13.150
Cancelled	(663,255)	$11.777

December 31, 2001	663,842	$13.375

      As of December 31, 2001, 2000 and 1999 options exercisable totaled 515,842, 799,739 and 547,168, respectively.

      The following table summarizes information about stock options outstanding at December 31, 2000:

	Number		Weighted Average	Number
	Outstanding	Weighted Average	Remaining	Exercisable	Weighted Average
Range of Exercise Prices	At 12/31/01	Exercise Price	Contractual Life	As of 12/31/01	Exercise Price

$10.000	250,000	$10.000	7.9	125,000	$10.000
$10.800-$14.400	108,442	$11.805	4.2	103,442	$11.811
$14.401-$18.000	305,400	$16.695	4.0	287,400	$16.797

	663,842	$13.375	5.5	515,842	$14.150

      The weighted average fair value of the stock options granted during 1999 was $0.62. There were no options granted by the Company in 2001 and 2000. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and incentive plan. Accordingly, no compensation cost has been recognized as a result of its initial granting of Stock Options. Had compensation cost for the Company’s Option Plan been determined based on the fair value at the grant dates for awards during the three years ended December 31, 2001, consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”),

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s net income (loss) and income (loss) per share for each of the periods would have been equal to the pro forma amounts indicated below:

	Year Ended December 31,

	2001	2000	1999

	(In thousands,
	except per share amounts)
Net loss:
As reported	$(2,197)	$3,773	$26,657
Pro forma	$(2,318)	$3,546	$26,369
Net Income (loss) per share, basic:
As reported	$(0.08)	$0.14	$1.04
Pro forma	$(0.08)	$0.13	$1.03

      The fair value of options granted under the Company’s Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2001, 2000, and 1999, respectively: expected life of five years; risk free interest rate of 4.38%, 6.71% and 6.34%; expected dividend yield of 5.4%, 17.9% and 13.3%; and expected volatility of 46.7%%, 26.5% and 37.3%.

      The Company granted 257,298, 73,258 and 547,446 shares for 2001 through 1999, respectively, of restricted shares of Common Stock to certain Key Employees. As holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions, such restricted stock is considered to be issued and outstanding. Restrictions on 200,000 shares will expire after six years. The expiration of the restrictions can be accelerated under certain circumstances at the direction of the Compensation Committee of the Board of Directors. Unamortized compensation expense related to Unearned restricted stock of $663,000, $2.3 million and $1.5 million was recorded as of December 31, 2001 through 1999, respectively, based on the market value of the shares on the date issuance and is reflected in Stockholders’ Equity. Restrictions of the remaining 300,000 shares of restricted stock can be lifted by the Compensation committee based on the achievement of certain performance goals. Compensation expense will be recognized at the point in time that the restrictions are lifted based on the stock price on such date. During 2001, 2000 and 1999, the Company recorded compensation expense of $524,000, $1,660,000 and $3,362,000, respectively, related to the amortization of deferred compensation.

8.	Future Minimum Rent

      The Company has operating leases with tenants that expire at various dates through 2037 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options and provide certain potential allowances during the initial lease-up period. Leases also provide for additional or contingent rents based on certain operating expenses as well as tenants’

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales volume. Future minimum rent under operating leases on a cash basis, excluding tenant reimbursements of certain costs, as of December 31, 2001 is summarized as follows:

Years Ending December 31,
(In thousands)
2002	$65,369
2003	59,749
2004	53,267
2005	45,994
2006	37,777
Thereafter	158,734

Total	$420,890

      The Properties are located throughout the western United States. More than one-half of our properties are located in Southern California. As of December 31, 2001, these properties represented approximately 64% of the aggregate square footage of all our properties. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

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

      The fixed rate mortgage notes payable totaling $176,644,000 and $120,067,000 as of December 31, 2001 and 2000, respectively, have fair values of $203,288,000 and $124,063,000, respectively (excluding prepayment penalties) as estimated based upon current interest rates available for the issuance of debt with similar terms and remaining maturities. These notes were subject to estimated prepayment penalties of $27,175,000 and $19,107,000 at December 31, 2001 and 2000, respectively, which would be required to retire these notes prior to maturity. The fair value of the outstanding balance on the Credit Facility at December 31, 2001 is equal to its carrying value of $114,548,000. The carrying value of floating rate tax-exempt certificates of participation and the secured line of credit at December 31, 2001 and 2000 approximates their fair value. The fair market value of the Convertible Debentures at December 31, 2000 was $128,548,000, based on the trading price of the Series A Convertible Debentures as of December 31, 2000.

      The fair value estimates presented herein are based on information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

10.     Commitments and Contingencies

      Operating Leases — The Company leases certain of its Properties under long-term ground leases which are accounted for as operating leases and which generally provide for contingent rents based on the Company’s

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tenants’ sales volume and renewal options. Five leases expire between 2009 and 2018 and provide for options to renew for additional periods of 20 to 25 years. Three additional leases expire between 2047 and 2059. Future minimum rental payments required during noncancelable lease terms as of December 31, 2001 are summarized as follows:

Years Ending December 31,

(In thousands)
2002	$996
2003	997
2004	1,000
2005	1,000
2006	1,000
Thereafter	9,507

Total	$14,500

      Assuming exercise of all renewal options, aggregate future rental payments as of December 31, 2001 are $32.4 million. Certain of the Company’s ground leases contain participation features. Participation rents paid in accordance with such terms were $101,000, $88,000, and $68,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

      Litigation — The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

11.     Selected Quarterly Financial Data (Unaudited)

      The following table sets forth the selected quarterly financial data for the Company for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

	2001 Quarter Ended

	December 31	September 30	June 30	March 31

Total Operating Revenues	$25,218	$24,742	$24,517	$25,628
Income before extraordinary item	$1,843	$1,266	$(5,178)	$1,640
Net income (loss)	$1,460	$1,266	$(5,744)	$821
Basic and diluted income (loss) before extraordinary item per share	$0.06	$0.05	$(0.19)	$0.06
Basic and diluted income (loss) per share	$0.05	$0.05	$(0.21)	$0.03

	2000 Quarter Ended

	December 31	September 30	June 30	March 31

Total Operating Revenues	$33,551	$34,041	$34,340	$34,841
Income before extraordinary item	$3,220	$3,391	$10,092	$4,584
Net (loss) income	$(11,841)	$2,802	$10,092	$2,720
Basic and diluted income before extraordinary item per share	$0.12	$0.13	$0.38	$0.17
Basic and diluted (loss) income per share	$(0.44)	$0.11	$0.38	$0.10

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Subsequent Events

      On March 20, 2002, the Company extended its Credit Facility with GECC that was to expire on April 1, 2002. Under the new terms, the Credit Facility will expire on April 1, 2004 with the option to extend for one additional year. The new agreement reduces the maximum commitment from $170 million to $150 million (See Note 4).

      On March 20, 2002, the Company declared a dividend of $0.06 for the first quarter of 2002 to shareholders of record at March 29, 2002 and payable on April 22, 2002.

CENTER TRUST

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Each of the Three Years Ended December 31, 2001

		Charged to
	Balance at	Costs and		Balance
	Beginning	Expenses or		at End
	of Year	Rental Revenue	Deductions	of Year

		(In thousands)
Year Ended December 31, 2001
Allowance for uncollectible rent	$2,592	$455	$(976)	$2,071
Allowance for unbilled deferred rent	2,466	443	(248)	2,661

	$5,058	$898	$(1,224)	$4,732

Year Ended December 31, 2000
Allowance for uncollectible rent	$1,531	$1,246	$(185)	$2,592
Allowance for unbilled deferred rent	5,484	—	(3,018)	2,466

	$7,015	$1,246	$(3,203)	$5,058

Year Ended December 31, 1999
Allowance for uncollectible rent	$2,171	$572	$(1,212)	$1,531
Allowance for unbilled deferred rent	6,840	—	(1,356)	5,484

	$9,011	$572	$(2,568)	$7,015

CENTER TRUST

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

	Initial Cost			Costs	December 31, 2001
				Capitalized
			Buildings	Subsequent		Buildings
			and	to Acquisition/		And		Accumulated
Description	Encumbrances(1)	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Net

	(In thousands)
COMMUNITY SHOPPING CENTERS
Southern California	$(158,326)	$71,517	$142,184	$19,964	$71,517	$162,148	$233,665	$(46,806)	$186,859
Washington	(17,475)	12,113	17,720	2,209	12,113	19,929	32,042	(2,029)	30,013
Northern & Central California	(13,673)	18,363	29,414	2,400	18,363	31,814	50,177	(3,789)	46,388
Arizona	(42,452)	19,438	35,935	5,806	19,438	41,741	61,179	(4,925)	56,254
Oregon	(21,869)	14,769	25,627	21,059	14,769	46,686	61,455	(6,823)	54,632

	(253,795)	136,200	250,880	51,438	136,200	302,318	438,518	(64,372)	374,146

SINGLE TENANT
FACILITIES
Southern California	(2,651)	—	2,006	576	—	2,582	2,582	(1,324)	1,258
Northern & Central California	—	—	—	—	—	—	—	—	—
Arizona	(1,382)	1,156	4,620	1	1,156	4,621	5,777	(1,407)	4,370

	(4,033)	1,156	6,626	577	1,156	7,203	8,359	(2,731)	5,628

REGIONAL MALLS
Southern California	(30,000)	24,692	203,623	57,626	24,692	261,249	285,941	(82,082)	203,859

	$(287,828)	$162,048	$461,129	$109,641	$162,048	$570,770	$732,818	$(149,185)	$583,633

(1)	Excludes the secured line of credit of $114,548,000 at December 31, 2001, which is secured by various properties.

      The aggregate gross cost of rental property included above for federal income tax purposes approximated $688,441,173 as of December 31, 2001.

      The following table reconciles the Historical Cost of Properties from January 1, 1999 to December 31, 2001:

	2001	2000	1999

Balance at beginning of the year	$776,667	$1,030,689	$1,074,629
Additions during the year —
Acquisition of properties	—	—	18,975
Construction and Development Costs	8,123	12,523	13,385
Deductions during the year —
Cost of real estate sold	(51,972)	(261,775)	(76,300)
Write-down of asset held for sale	—	(4,770)	—

Balance at close of the year	$732,818	$776,667	$1,030,689

      The following table reconciles the Accumulated Depreciation from January 1, 1999 to December 31, 2001:

	2001	2000	1999

Balance at beginning of the year	$136,828	$143,610	$141,785
Additions during the year —
Depreciation for the year	16,948	21,958	22,566
Deductions during the year —
Property sold	(4,591)	(28,740)	(20,741)

Balance at close of the year	$149,185	$136,828	$143,610

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of The Registrant

      The information called for by Item 10 is incorporated herein by reference to the information included under the captions “Election of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.     Executive Compensation

      The information called for by Item 11 is incorporated herein by reference to the information included under the captions “Executive Compensation” in the Company’s Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information called for by this Item 12 is incorporated herein by reference to the information included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information called for by this Item 13 is incorporated herein by reference to the information included under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      A.     The following documents are filed as part of this report:

      Schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

      The following exhibits are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

Exhibit 3.1a	Articles of Amended and Restatement of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 1993 (the “1993 Form 10-K”).
Exhibit 3.1b	Articles of Amendment of the Company., incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 1998.
Exhibit 3.1c	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.1c to the Company’s Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).
Exhibit 3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the 1999 Form 10-K.
Exhibit 4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.5 to the Company’s 1999 Form 10-K.
Exhibit 4.2	Registration Rights Agreement, dated as of December 27, 1993, among the Company and the persons named therein, incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (No. 33-70156).
Exhibit 4.3	Registration Rights Agreement, dated as of December 27, 1993, among the Company, Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Special Value Fund, Inc., and Merrill Lynch Multinational Investment Portfolios Equity/ Convertible Series (Global Allocation Portfolio), incorporated herein by reference to Exhibit 10.26 to the 1993 Form 10-K.
Exhibit 4.4	Registration Rights Agreement by and among the Company and Prometheus Western Retail, LLC, dated as of June 1, 1997, incorporated herein by reference to the Company’s 1997 Proxy Statement.
Exhibit 4.5	Registration Rights Agreement dated as March 24, 1998 by and among the Company and Bartfam, a California Limited Partnership, incorporated herein by reference to Exhibit 4.10 to the Company’s 1999 Form 10-K.

Exhibit 4.6	Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Cecile C. Bartman, Trustee Under the Will of Bernard Citron, Deceased, incorporated herein by reference to Exhibit 4.11 to the Company’s 1999 Form 10-K.
Exhibit 4.7	Registration Rights Agreement dated as of March 24, 1998 by and among the Company and CJJ Limited Partnership, incorporated herein by reference to Exhibit 4.12 to the Company’s 1999 form 10-K.
Exhibit 4.8	Registration Rights Agreement dated as of March 24, 1998 by and among the Company and the Harry J.L. Frank, Jr. and Margaret S. Frank Family Trust U/A 5/9/91, incorporated herein by reference to Exhibit 4.13 to the Company’s 1999 Form 10-K.
Exhibit 4.9	Registration Rights Agreement dated as of March 24, 1998 by and among the Company and the HI-NC, a California general partnership, incorporated herein by reference to Exhibit 4.14 to the Company’s 1999 Form 10-K.
Exhibit 4.10	Registration Rights Agreement dated as March 24, 1998 by and among the Company and Bartfam, a California Limited Partnership, incorporated herein by reference to Exhibit 4.15 to the Company’s 1999 Form 10-K.
Exhibit 4.11	Registration Rights Agreement dated as of March 24, 1998 by and among the Company and Cecile C. Bartman, incorporated herein by reference to Exhibit 4.16 to the Company’s 1999 Form 10-K.
Exhibit 4.12	Registration Rights Agreement dated as of March 24, 1998 by and among the Company and CJJ Limited Partnership, incorporated herein by reference to Exhibit 4.17 to the Company’s 1999 form 10-K.
Exhibit 4.13	Registration Rights Agreement dated as of March 26, 1998 by and among the Company and Hughes Investments, incorporated herein by reference to Exhibit 4.18 to the Company’s 1999 Form 10-K.
Exhibit 4.14	Registration Rights Agreement dated as of March 26, 1998 by and among the Company and Hughes Miliken Associates, incorporated herein by reference to Exhibit 4.19 to the Company’s 1999 form 10-K.
Exhibit 4.15	Registration Rights Agreement dated as of March 25, 1998 by and among the Company and Speer Family Partnership, incorporated herein by reference to Exhibit 4.20 to the Company’s 1999 form 10-K.
Exhibit 4.16	Registration Rights Agreement dated as of March 26, 1998 by and among the Company and the HI-LOMA, a California general partnership, incorporated herein by reference to Exhibit 4.21 to the Company’s 1999 Form 10-K.
Exhibit 4.17	Registration Rights Agreement dated as of May 1, 1998 by and among the Company and Myrtle Gronske, incorporated herein by reference to Exhibit 4.22 to the Company’s 1999 form 10-K.
Exhibit 4.18	Registration Rights Agreement dated as of May 1, 1998 by and among the Company and Visalia MKP, Inc., incorporated herein by reference to Exhibit 4.23 tot he Company’s 1999 Form 10-K.
Exhibit 4.19	Registration Rights Agreement dated as of April 30, 1998 by and among the Company, the Operating Partnership, Southern Palms Associates, John L. Holmes and Holmes Development Group, Inc., incorporated herein by reference to Exhibit 4.24 to the Company’s 1999 Form 10-K.
Exhibit 4.20	Registration Rights Agreement dated as of March 20, 1998 by and among the Company and North Mountain Village Shopping Center Limited Partnership, incorporated herein by reference to Exhibit 4.25 to the Company’s 1999 Form 10-K.
Exhibit 10.1	Amended and Restated Agreement of Limited Partnership of CT Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Company’s 1999 Form 10-K.
Exhibit 10.2*	Second Amended and Restated 1993 Stock Option and Incentive Plan for Officers, Directors and Key Employees of Center Trust, Inc. and CT Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.2 to the Company’s 1999 Form 10-K.
Exhibit 10.3	401(k) Plan and Trust Agreement of the Company and its affiliated and related companies, incorporated herein by reference to Exhibit 10.4 to the 1993 Form 10-K.

Exhibit 10.4	Form of Indemnification Agreement between the Company and its directors and officers, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11 (No. 33-70156).
Exhibit 10.5	Agreement for Transfer of Realty and Assets, dated as of December 27, 1993, by and among Alexander Haagen Properties Operating Partnership, L.P. and Montebello Commercial Properties, Haagen GDH Partnership, Center Partners, H&H Oceanside Co., El Camino North, Baldwin Hills Associates, Haagen-Burbank Partnership, Date Palm Partnership, Alexander Haagen III, Betty Haagen, Seymour Kreshek, Haagen-Fontana Partnership, Lake Forest Shopping Center, Haagen-San Francisco Partnership, Haagen GDH-2 Partnership, Haagen- Vista Way Associates, and Haagen Alhambra Associates, incorporated herein by reference to Exhibit 10.14 to the 1993 Form 10-K.
Exhibit 10.6	Amendment No. 1 to Agreement for Transfer of Realty and Assets, dated as of December 27, 1993, by and among Alexander Haagen Properties Operating Partnership, L.P. and Montebello Commercial Properties, Haagen GDH Partnership, Center Partners, H&H Oceanside Co., El Camino North, Baldwin Hills Associates, Haagen-Burbank Partnership, Date Palm Partnership, Alexander Haagen III, Betty Haagen, Seymour Kreshek, Haagen-Fontana Partnership, Lake Forest Shopping Center, Haagen-San Francisco Partnership, Haagen GDH-2 Partnership, Haagen-Vista Way Associates, and Haagen Alhambra Associates, incorporated herein by reference to Exhibit 10.15 to the 1993 Form 10-K.
Exhibit 10.7	Agreement for Transfer of Realty and Assets, dated as of December 27, 1993, by and among Alexander Haagen Properties, Inc., Alexander Haagen, Sr. and Charlotte Haagen, Co-Trustees of the Haagen Living Trust dated August 17, 1988, Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Alex Kreshek Revocable Trust, Jeffrey Harris Kreshek 1992 Irrevocable Trust, Bradley Howard Kreshek 1992 Irrevocable Trust, Howard Andrew Kreshek 1992 Irrevocable Trust, Haagen-Gardena Gateway Partnership, Haagen-Hollywood Partnership, San Fernando Mission Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.16 to the 1993 Form 10-K.
Exhibit 10.8	Amendment No. 1 to Agreement for Transfer of Realty and Assets, dated as of December 27, 1993, by and among Alexander Haagen Properties, Inc., Alexander Haagen, Sr. and Charlotte Haagen, Co-Trustees of the Haagen Living Trust dated August 17, 1988, Saul S. Kreshek, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Helen Roseman Trust, Saul S. Kreshek and Seymour Kreshek, Co-Trustees of the Alex Kreshek Revocable Trust, Jeffrey Harris Kreshek 1992 Irrevocable Trust, Bradley Howard Kreshek 1992 Irrevocable Trust, Howard Andrew Kreshek 1992 Irrevocable Trust, Haagen-Gardena Gateway Partnership, Haagen-Hollywood Partnership, San Fernando Mission Partnership, and Haagen GDH Partnership, incorporated herein by reference to Exhibit 10.17 to the 1993 Form 10-K.
Exhibit 10.9	Partnership Interests Exchange Agreement, dated as of December 27, 1993, by and among Alexander Haagen Properties, Inc., Alexander Haagen, Sr. and Charlotte Haagen, Co-Trustees of the Haagen Living Trust, Seymour Kreshek and Arline Kreshek, Co-Trustees of the Seymour and Arline Kreshek Living Trust, and Alexander Haagen III, incorporated herein by reference to Exhibit 10.18 to the 1993 Form 10-K.
Exhibit 10.10	Partnership Interests Exchange Agreement between Willowbrook General Partnership and Alexander Haagen Operating Partnership, L.P., dated as of December 27, 1993, incorporated herein by reference to Exhibit 10.19 to the 1993 Form 10-K.
Exhibit 10.11	Contribution Agreement, dated as of December 27, 1993, between Alexander Haagen Properties Operating Partnership, L.P. and Alexander Haagen Properties, Inc., incorporated herein by reference to Exhibit 10.20 to the 1993 Form 10-K.
Exhibit 10.12	Development Properties Agreement, dated as of December 27, 1993, among Haagen-Burbank Partnership, Haagen-Fontana Partnership, Baldwin Hills Associates, Montebello Commercial Properties, Haagen-San Francisco Partnership and Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.23 to the 1993 Form 10-K.

Exhibit 10.13	Form of Waiver and Recontribution Agreement among Executive Officers and Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (No. 33-70156).
Exhibit 10.14	Form of Indemnity Agreement among Executive Officers and Alexander Haagen Properties Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (No. 33-70156).
Exhibit 10.15	Indemnity Agreement, dated as of December 27, 1993, by Alexander Haagen Properties Operating Partnership, L.P. to National Westminster Bank PLC, Capital Markets Branch, as agent, for the benefit of Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Special Value Fund, Inc., and Merrill Lynch Multinational Investment Portfolios Equity/ Convertible Series (Global Allocation Portfolio), incorporated herein by reference to Exhibit 10.27 to the 1993 Form 10-K.
Exhibit 10.16	Stock Purchase Agreement by and among Prometheus Western Retail, LLC and LF Strategic Realty Investors, L.P. and Alexander Haagen Properties, Inc., dated as of June 1, 1997, incorporated herein by reference to the Company’s 1997 Proxy Statement.
Exhibit 10.17	Stockholders Agreement by and among Lazard Freres Real Estate Investors, LLC, LF Strategic Realty Investors, L.P., Prometheus Western Realty Investors, LLC and Alexander Haagen Properties, Inc., dated as of June 1, 1997, incorporated herein by reference to the Company’s 1997 Proxy Statement.
Exhibit 10.18	Limited Standstill Waiver Letter by and among the Company, Prometheus Western Retail, LLC, Lazard Freres Real Estate Investors, LLC and LF Strategic Investors, LLC, dated as of March 12, 2001, incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K dated March 26, 2001.
Exhibit 10.19	Separation Agreement and Release by and between Alexander Haagen, Sr., Alexander Haagen, III, Charlotte Haagen, Autumn Haagen, Alexander Haagen III & Betty Haagen Trust fbo Alexander Haagen IV UA 10/24/88, Alexander Haagen III & Betty Haagen Trust fbo Autumn Haagen UA 10/24/88, Alexander Haagen III & Betty Haagen Trust fbo Andrew Haagen UA 10/28/88, Haagen Living Trust dated August 17, 1988, as amended and restated as of April 18, 1996, Haagen Limited Partnership and Lazard Freres Real Estate Investors, LLC, LF Strategic Realty Investors, L.P., Prometheus Western Retail LLC, and Alexander Haagen Properties, Inc., Alexander Haagen Properties Operating Partnership, L.P. and Haagen Property Management, Inc., dated as of November 24, 1997, incorporated herein by reference to Exhibit No. 1 to Amendment #4 to the 13D filed by Prometheus Western Retail, LLC and LF Strategic Investors, L.P. dated as of December 5, 1997, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 1997.
Exhibit 10.20*	Employment Agreement dated as of January 1, 1999 between the Company, the Operating Partnership and Edward D. Fox, incorporated herein by reference to Exhibit 10.23 to the Company’s 1999 Form 10-K.
Exhibit 10.21*	Employment Agreement dated as of January 1, 1999 between the Company, the Operating Partnership and Stuart J.S. Gulland, incorporated herein by reference to Exhibit 10.24 to the Company’s 1999 Form 10-K.
Exhibit 10.22*	Employment Agreement dated as of January 1, 1999 between the Company, the Operating Partnership and Joseph F. Paggi, incorporated herein by reference to Exhibit 10.27 to the Company’s 1999 Form 10-K.
Exhibit 10.23**	Third Amended and Restated Loan Agreement between the Operating Partnership, the lenders party thereto and General Electric Capital Corporation, dated as of March 20, 2002.
Exhibit 10.24	Agreement for Purchase and Sale of the Operating Partnership; Selected Portfolio dated as of July 17, 2000, and the first through fourth amendments thereto, each incorporated herein by reference to Exhibits 2.1 through 2.5 of the Company’s Form 8-K dated December 8, 2000.

Exhibit 21.1**	Subsidiaries of the Company.
Exhibit 23.1**	Consent of Deloitte & Touche LLP.
Exhibit 24	Power of Attorney (included on page S-1).

*	Management contracts and compensation plans or arrangements.

**	Filed herewith.

      B.     Reports on Form 8-K

      On January 3, 2002, the Company filed a report on form 8-K to announce the $68.7 million long-term financing of six separate mortgages.

      On November 13, 2001, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of September 30, 2000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California, on the 28th day of March, 2002.

CENTER TRUST, INC.

By:	/s/ EDWARD D. FOX

Edward D. Fox
Chairman of the Board,
Chief Executive Officer and President

      KNOW ALL MEN BY THESE PRESENTS, that each person signature appears below constitutes and appoints Eward D. Fox and Stuart J.S. Gulland, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign this Form 10-K, and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD D. FOX Edward D. Fox	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2002

/s/ R. BRUCE ANDREWS R. Bruce Andrews	Director	March 28, 2002

/s/ ROBERT BARNUM Robert Barnum	Director	March 28, 2002

/s/ CHRISTINE GARVEY Christine Garvey	Director	March 28, 2002

/s/ STUART J.S. GULLAND Stuart J.S. Gulland	Director, Chief Operating Officer	March 28, 2002

/s/ SANDRA A. LAMB Sandra A. Lamb	Director	March 28, 2002

/s/ FRED L. REIDMAN Fred L. Reidman	Director	March 28, 2002

S-1

Signature	Title	Date

/s/ MARK TICOTIN Mark Ticotin	Director	March 28, 2002

/s/ DOUGLAS N. WELLS Douglas N. Wells	Director	March 28, 2002

/s/ EDWARD A. STOKX Edward A Stokx	Senior Vice President of Finance (Principal Financial Officer)	March 28, 2002

/s/ SIDNEY M. SHIBATA Sidney M. Shibata	Controller (Principal Accounting Officer)	March 28, 2002

S-2