Form 10-K/A
period 2001-12-31
CENTER TRUST INC
filed 2002-04-30
CIK 913292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
None Registered
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $62,120,000 (computed on the basis of $5.55 per share), which was the last sale price on the New York Stock Exchange on April 25, 2002.

As of April 25, 2002, 27,856,455 shares of common stock, Par Value $.01 per share of Center Trust, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

The following items are amended:

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 13.    Certain Relationships and Related Transactions

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The names of the persons serving as Directors of the Company are listed below, together with their ages and other biographical information.

Name	Age	Present Position With The Company	Term Expires
R. Bruce Andrews	60	Director	2004

Robert T. Barnum	56	Director	2003

Edward D. Fox	54	Chairman of the Board, Chief Executive Officer and President	2004

Christine Garvey	56	Director	2002

Stuart J.S. Gulland	40	Director, Senior Vice President and Chief Operating Officer	2002

Sandra A. Lamb	57	Director	2004

Fred L. Riedman	71	Director	2003

Mark S. Ticotin	53	Director	2003

Douglas N. Wells	37	Director	2002

R. Bruce Andrews has served as a Director of the Company since February 1994. Mr. Andrews has been the President and Chief Executive Officer of Nationwide Health Properties, a REIT specializing in health care properties, since September 1989. He served as Chief Financial Officer, Chief Operating Officer and a director of American Medical International, Inc., an operator of health care facilities, from 1970 to 1986.

Robert T. Barnum has served as a Director of the Company since August 1997. Mr. Barnum is a private investor and an advisor to private equity funds, including Texas Pacific Group. He was the President and Chief Operating Officer of American Savings Bank from 1989 until its sale in 1997. Mr. Barnum served as the Chief Financial Officer of First Nationwide from 1984 to 1988 and the Krupp Companies, a major national real estate and financial services firm, from 1982 to 1984. He was a director of Harborside Healthcare until its sale in 1998 and a director of National Reinsurance until its sale to General Reinsurance in 1996. He is currently a director of Westcorp, a publicly-held thrift holding company and Berkshire Mortgage, a privately-held commercial mortgage banking company.

Edward D. Fox has served as a Director of the Company since August 1997 and in November 1997 became Interim President and Chief Executive Officer of the Company, serving in such capacities until accepting the positions on a permanent basis in March 1998. Mr. Fox has entered into an employment agreement with the Company providing for his employment until December 31, 2002. Prior to joining the Company, Mr. Fox was founding and managing Partner of CommonWealth Pacific, LLC, a major developer, owner and strategic advisor for office and mixed use properties in the western United States. He was a Senior Partner and the President of Maguire Thomas Partners from 1981 to 1995. Prior to that, Mr. Fox was with Arthur Andersen, the international accounting and consulting firm, where he specialized in real estate.

Christine Garvey has served as a Director of the Company since June, 1999. Ms. Garvey currently serves as Global Head of Corporate Real Estate and Services at Deutsche Bank. Prior to joining Deutsche Bank Ms. Garvey was Vice President, Worldwide Real Estate and Workplace Resources for Cisco Systems, Inc. From April 1997 to October 1998, she was Group Executive Vice President, Commercial Real Estate Services Group of Bank of America. From 1992 to March 1997, Ms. Garvey served as Executive Vice President, Corporate Real Estate, Other Real Estate Owned Sales and Property Management of Bank of America. She is a member of the Massachusetts, Vermont and Federal Bar Associations, Urban Land Institute, National Association of Real Estate Investment Trusts, International Association of Corporate Real Estate Executives, National Realty Committee, Industrial Development Research Council and holds a Massachusetts Broker’s License.

Stuart J.S. Gulland has served as a Director of the Company since April 1998. Mr. Gulland also serves as the Company’s Chief Operating Officer and has entered into an employment agreement with the Company providing for his employment until December 31, 2003. He joined the Company in April 1995. Previously, Mr. Gulland specialized in real estate with Deloitte & Touche, the international accounting and consulting firm. Mr. Gulland is a Certified Public Accountant and a Chartered Accountant and is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

Sandra A. Lamb has served as a Director of the Company June 2000. Ms. Lamb is a director of Lazard Frères & Co., LLC, a private investment bank and global financial services firm. Ms. Lamb joined Lazard in 1983 and is a member of its Banking Department in New York City. She advises clients on mergers and acquisitions, corporate financial matters and complex financial restructurings. Prior to joining Lazard, Ms. Lamb was an officer at an institutional investor specializing in private placement investments. Ms. Lamb also serves on the board of directors of the Fortress Group, Inc.

Fred L. Riedman has served as a Director of the Company since February 1994. Mr. Riedman has been a private investor since he retired from his position as a partner with the law firm of Riedman, Dalessi & Dybens in 1998, where he had been a partner since 1965. Mr. Riedman is a trustee of the California Museum Foundation. Mr. Riedman has served on the board of directors of the Aquarium of the Pacific at Long Beach, California since 1995.

Mark S. Ticotin has served as a Director of the Company since October 1999. Mr. Ticotin currently serves as Managing Principal of Lazard Frères Real Estate Investors LLC (“LFREI”). Before joining Lazard, he was Senior Executive Vice President of Simon Property Group after Simon Property Group merged with Corporate Property Investors in September 1998. Mr. Ticotin had been President and Chief Operating Officer of Corporate Property Investors prior to the merger. From 1988 to 1997, he was Senior Vice President of Corporate Property Investors and responsible for the leasing, legal and marketing departments. Prior to joining Corporate Property Investors, he was an attorney at the law firm of Cravath, Swaine & Moore. Mr. Ticotin is a director of Konover Property Trust and a member of the Membership Commitee of In-Town Holding Company L.L.C.

Douglas N. Wells has served as a director of the Company since June 2000. Mr. Wells is a principal of Lazard Frères Real Estate Investors LLC. Prior to joining Lazard in 1997, he served as a Vice President of ARES Realty Capital, Inc., a wholly owned subsidiary of The Mutual Life Insurance Company of New York (“MONY”), from 1993 to 1997. At ARES, he was responsible for advising MONY and other institutional clients on real estate investments in the western United States and Canada. Prior to that, Mr. Wells was with Shelter Corporation of Canada, Ltd., a developer, owner and manager of multi-family apartment, office and retail properties in Canada and the United States. Mr. Wells is a member of the Partnership Committee of DP Operating Partnership, L.P.

Directors Barnum, Fox, Lamb, Ticotin and Wells were each originally designated for nomination to the Board by Prometheus Western Retail, LLC (“Prometheus”) pursuant to a stockholders agreement between Prometheus, certain of its affiliates and the Company whereby the Company agreed to support the nomination and election of such nominees. Although Messrs. Barnum and Fox were previously designated for nomination by Prometheus, they no longer serve as designees of Prometheus. The nominees for election as Directors of the Company’s 2002 Annual Meeting of stockholders have yet to be determined.

Executive Officers

The following table sets forth the names, ages and positions of each of the Company’s executive officers.

Name	Age	Present Position with the Company
Edward D. Fox	54	President, Chief Executive Officer and Chairman of the Board

Stuart J.S. Gulland	40	Senior Vice President, Chief Operating Officer and Director

Joseph F. Paggi, Jr.	64	Senior Vice President, Assets

Edward A. Stokx	36	Senior Vice President, Finance and Corporate Secretary

In addition to Messrs. Fox and Gulland, whose biographies appear above, the following persons are executive officers of the Company:

Joseph F. Paggi, Jr., Senior Vice President, Assets, joined the Company in April 1998 and has entered into an employment agreement with the Company providing for employment until July 31, 2002. From 1993 to 1998 he was Senior Vice President for Blatteis Realty Co., a 75 year-old firm specializing in retail properties nationally. From 1989 to 1998 Mr. Paggi served as a consultant for Waterfront Renaissance Associates, owner/developer of Philly Walk, and as a retail development consultant to Playa Capital Company, LLC, the successor to Maguire Thomas Partners for the development of Playa Vista, a 1,300 acre mixed-use project near Marina Del Rey, California. Mr. Paggi was a national retail consultant for Maguire Thomas Partners from 1988 to 1993. He is a graduate of UCLA and Loyola University School of Law.

Edward A. Stokx, Senior Vice President, Finance and Corporate Secretary joined the Company in October 1997 and has entered into an employment agreement with the Company providing for his employment until December 31, 2002. Mr. Stokx previously served as Vice President and Controller of the Company. Prior to joining the Company, Mr. Stokx was a Senior Manager with Deloitte & Touche LLP where he focused on serving the real estate industry. In his capacity with Deloitte & Touche LLP, Mr. Stokx’s association with the Company dates back to its formation in 1993. Mr. Stokx is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Public Accountants. Mr. Stokx is a graduate of Loyola Marymount University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), requires the Company’s directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports with us and the Securities and Exchange Commission disclosing their initial beneficial ownership of the Company’s equity securities and changes in such ownership.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company by the directors, executive officers and greater than 10% beneficial owners, all Section 16(a) filing requirements were satisfied during the fiscal year ended December 31, 2001.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for the fiscal years ended December 31, 2001, 2000 and 1999 with respect to the Company’s Chief Executive Officer and three other executive officers of the Company (the “Named Executive Officers”).

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary ($)(a)		Bonus ($)		Restricted Stock Awards ($)(b)		Securities Underlying Options (#)(c)	All Other Compensation ($)
Edward D. Fox	2001	387,049		0	(d)	249,000	(e)	0	352,941	(d)
President, Chief Executive	2000	0	(d)	0	(d)	414,844	(e)	0	802,955	(d)
Officer and Chairman of the	1999	0	(d)	0	(d)	483,600	(e)	0	779,043	(d)
Board						2,784,375	(f)

Stuart J.S. Gulland	2001	251,913		187,500		124,500	(g)	0	44,119	(h)
Senior Vice President and	2000	244,070		221,325		206,229	(g)	0	0
Chief Operating	1999	265,114		124,255		214,931	(g)	0	0
Officer						1,093,600	(i)

Joseph F. Paggi, Jr.	2001	160,084		62,500		0			75,000	(j)
Senior Vice President, Assets	2000	207,583		50,000		0		0	0
	1999	211,894		73,032		546,800	(j)	0	0

Edward A. Stokx	2001	161,963		50,625		0		0	11,915	(k)
Senior Vice President, Finance	2000	151,264		72,009		0		0	0
	1999	125,596		45,000		0		100,000	0

(a)	Includes accrued vacation paid out and allowance for automobile expenses.
(b)
Represents restricted stock granted under our Stock Option and Incentive Plan. The value of the restricted stock is calculated by multiplying the closing market price of our common stock on the date of each grant by the number of shares awarded.

(c)
Represents options to purchase shares of our common stock granted under our Stock Option and Incentive Plan. The 1999 options vest over a three-year period and have an exercise price of $10.00. See “—Aggregated Option Exercises and Fiscal Year-End Option Value Table.”

(d)
In lieu of cash compensation, Mr. Fox elected to receive his salary and bonus in 2000 and 1999 in the form of stock. In 2001, Mr. Fox’s salary was paid in cash while his bonus was paid in the form of stock. When receiving stock in-lieu-of cash, Mr. Fox’s salary and bonus were converted at 85% of the average common stock price during each calendar quarter. The value of the restricted stock is calculated by multiplying the closing market price of our common stock on the date of each grant by the number of shares awarded. In 1999, Mr. Fox received stock valued at $421,088 in lieu of a cash salary and stock valued at $357,955 in lieu of a cash bonus. In 2000, Mr. Fox received stock valued at $368,179 in lieu of a cash salary and stock valued at $434,776 in lieu of a cash bonus. In 2001, Mr. Fox received stock valued at $352,941 in lieu of a cash bonus. As of April 25, 2002, the value of all vested stock received by Mr. Fox, including stock received in lieu of salary and bonus as well as restricted stock awards, since the inception of his employment in 1998 was $3,655,224, based on the closing price of our common stock on such date of $5.55.
(e)	Represents the value of 60,000, 75,000 and 75,000 shares of restricted stock vested for each of the periods ended December 31, 2001, 2000 and 1999, respectively.
(f)
Represents the value of 225,000 shares of restricted stock granted during 1999. Mr. Fox was granted 225,000 shares of restricted stock effective January 31, 1999, subject to both time and performance based vesting requirements. As the time component is satisfied, the Company refreshes Mr. Fox’s unvested shares of restricted stock by granting him an additional 18,750 shares per calendar quarter, up to a maximum of 300,000 unvested shares. The performance component is satisfied at the discretion of the Board based on Mr. Fox’s successful achievement of certain defined objectives as set forth by the Board. In any given year, a maximum of 75,000 shares may fully vest. Based on the closing price of our common stock on April 25, 2002 of $5.55, the value of the aggregate shares of unvested restricted stock held by Mr. Fox was equal to $1,248,750.

(g)	Represents the value of 30,000, 33,333 and 33,333 shares of restricted stock vested for the periods ended December 31, 2001, 2000 and 1999, respectively.
(h)	Represents the value of 10,631 shares of restricted stock granted and vested for the period ended December 31, 2001.
(i)
Represents the value of 100,000 shares of restricted stock granted effective January 1, 1999. The vesting of such shares is subject to certain performance requirements as determined by the Board. In any given year, a maximum of 33,333 shares may fully vest. Upon vesting of 33,333 shares in both 2000 and 1999, additional unvested shares equal to the number of shares vested during the period were granted to Mr. Gulland. As of December 31, 2001, addition unvested shares had not been granted. As of December 31, 2001, Mr. Gulland had 70,000 shares of unvested stock. Based on the closing price of our common stock on April 25, 2002 of $5.55, the value of the aggregate shares of unvested restricted stock held by Mr. Gulland was equal to $388,500.

(j)
Represents the value of 50,000 shares of restricted stock granted effective January 1, 1999. As of December 31, 2001, 16,667 shares had vested as a result of meeting certain performance requirements. During 2001, the Company modified its employment agreement with Mr. Paggi. In exchange for changes made to certain provisions of the agreement, including but not limited to, salary and severance provisions, the Company made a one-time payment of $75,000 to Mr. Paggi. In addition, the 33,333 shares of unvested restricted stock grants were canceled.

(k)	Represents the value of 2,871 shares of restricted stock granted and vested for the period ended December 31, 2001.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table provides information related to the 2001 fiscal year-end value and number of unexercised options held by each of the Named Executive Officers. During the fiscal year ended December 31, 2001, none of the Named Executive Officers exercised any options to purchase shares of our common stock.

Name	Number of Unexercised Options at Fiscal-Year End Exercisable/Unexercisable (#)(a)	Value of Unexercised In-the-Money Options at Fiscal-Year End Exercisable/Unexercisable($)(a)
Edward D. Fox	0/0	0/0

Stuart J.S. Gulland	142,500/0	0/0

Joseph F. Paggi, Jr.	0/0	0/0

Edward A. Stokx	116,666/33,334	0/0

(a)
On December 31, 2001, the closing market price of our common stock on the New York Stock Exchange was $4.25. At that time, the exercise price for all options held by Named Executive Officers was at or above $10.00.

Employment and Change-in-Control Agreements

We have entered into an employment agreement with Edward D. Fox, providing for his employment as President and Chief Executive Officer. The agreement provides for a rolling three year term unless either party gives written notice to the other party at least 90 days prior to the end of a given year that it does not desire to continue to extend the term with a one-year severance component. Thus, although the agreement currently provides for Mr. Fox’s employment until December 31, 2002, unless either party properly notifies the other that it does not wish to extend the term, the term will continue to extend an additional year at the end of each year. The agreement provides for annual compensation of $375,000; a discretionary bonus in an amount to be determined by the Board based on the performance of Mr. Fox and the Company; and a grant of 225,000 shares of restricted stock in 1999, subject to both a time and performance based vesting component, as long term incentive compensation. From the inception of his employment until December 31, 2000, Mr. Fox elected to receive his annual compensation and bonus in restricted stock of the Company on a quarterly basis and based on a price calculated at 85% of the average stock price for the prior calendar quarter. The 225,000 shares of restricted stock granted to Mr. Fox in 1999 as long-term incentive compensation are subject to both a time and performance based vesting component. As the time component is satisfied, the Company refreshes Mr. Fox’s unvested shares of restricted stock by granting him an additional 18,750 shares of restricted stock per calendar quarter to a maximum of 300,000 unvested shares. A maximum of 75,000 shares may vest in a given year subject to the achievement of certain performance criteria as set forth by the Board. The employment agreement also provided for the cancellation of 300,000 stock options issued to Mr. Fox pursuant to his prior employment agreement.

We have entered into an employment agreement with Stuart J.S. Gulland providing for his employment as Chief Operating Officer. The agreement provides for a rolling two year term unless either party gives written notice to the other party at least 90 days prior to the end of a given year that it does not desire to continue to extend the term. Thus, although the agreement currently provides for Mr. Gulland’s employment until December 31, 2003, unless either party properly notifies the other that it does not wish to extend the term, the term will continue to extend an additional year at the end of each year. The agreement provides for an annual salary of $250,000 and an annual bonus in an amount to be determined by the Board of Directors. In addition, pursuant to the employment agreement, the Company granted Mr. Gulland 100,000 shares of restricted stock of the Company in 1999, subject primarily to the achievement of certain performance criteria as set by the

Board. The employment agreement also provided for the cancellation of 100,000 stock options issued to Mr. Gulland pursuant to his prior employment agreement.

We have entered into an employment agreement with Joseph F. Paggi, Jr. providing for his employment as Senior Vice President of Assets. The agreement provides for a rolling one year term unless either party gives written notice to the other party at least 60 days prior to the end of a given year that it does not desire to continue to extend the term. Thus, although the agreement currently provides for Mr. Paggi’s employment until July 31, 2002, unless either party properly notifies the other that it does not wish to extend the term, the term will continue to extend an additional year at the end of each year. The agreement provides for an annual salary of $105,000 and an annual bonus in an amount to be determined by the Board of Directors. In consideration of certain changes to the terms of Mr. Paggi’s employment agreement, the Company made a one-time payment of $75,000 to Mr. Paggi.

We have entered into an employment agreement with Edward A. Stokx providing for his employment as Senior Vice President, Finance. The agreement provides for a rolling one year term unless either party gives written notice to the other party at least 90 days prior to the end of a given year that it does not desire to continue to extend the term. Thus, although the agreement currently provides for Mr. Stokx’s employment until December 31, 2002, unless either party properly notifies the other that it does not wish to extend the term, the term will continue to extend an additional year at the end of each year. The agreement provides for an annual salary of $150,000 and an annual bonus in an amount to be determined by the Board of Directors. In addition, pursuant to the employment agreement, the Company granted Mr. Stokx options to purchase 50,000 shares of our common stock in 1998 and 100,000 shares of our common stock in 1999, subject to vesting requirements under our Stock Option and Incentive Plan.

The bylaws of the Company provide for indemnification of the officers, directors, employees and agents of the Company pursuant to the Maryland General Corporation Law. The Maryland General Corporation Law permits the indemnification of any officer, director, employee or agent of the Company against expenses and liabilities in any action arising out of such person’s activities on behalf of the Company, if such person acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company or in a manner he had no reasonable cause to believe was unlawful.

Compensation Committee Interlocks and Insider Participation

Messrs. Andrews (Chairman), Riedman and Barnum currently serve on the Compensation Committee. None of the Compensation Committee members is or has been an officer or employee of the Company and each is an Independent Director. For a description of the background of each of these individuals, see Item 10 “Directors and Executive Officers of the Registrant.”

Director Compensation

The Company pays its non-employee directors (the “Independent Directors”) an annual fee of $20,000. In addition, the Company pays the Independent Directors fees of $1,000 for attendance at each meeting of the Board of Directors and $500 for attendance at each committee meeting. For the fiscal year ended December 31, 2001, the Company elected to pay the Independent Directors their director fees in stock in lieu of cash. The number of shares paid to each Independent Director was based on the cash fees that would have been paid to such director for such period with the number of shares payable based on 85% of the average stock price during such period of $4.41 per share. Pursuant to this formula, each of directors Barnum, Riedman, Garvey and Andrews were paid 7,078, 7,345, 5,876 and 7,879 shares of our common stock, respectively. Directors Lamb, Ticotin and Wells have each agreed to waive their rights to receive compensation as a Director during this period. Each Independent Director is also reimbursed for expenses incurred in attending meetings (including committee meetings). Directors who also serve as officers of the Company are not paid any director fees. Pursuant to our Stock Option and Incentive Plan, upon initial election to the Board of Directors, each Independent Director of the Company receives an initial grant of options to purchase 5,000 shares of our common stock having an exercise price equal to the fair market value on the date of grant, and thereafter on each January 1st during the term of the Stock Option and Incentive Plan, each then serving Independent Director automatically receives a grant of options to purchase 2,500 shares of our common stock at an exercise price equal to the fair market value on the date of grant.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 25, 2002 regarding beneficial ownership of the common stock of the Company by (1) each person known by the Company to be the beneficial owner of 5% or more of the Company’s common stock, (2) each Director the Company, (3) the Chief Executive Officer and the other Named Executive Officers of the Company and (4) the Company’s executive officers and Directors as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (a)		Percent of Class
Prometheus Western Retail, LLC	15,666,666	(b)	56.7%
30 Rockefeller Plaza
New York, NY 10020

First Manhattan Co.	1,868,005	(c)	6.8%
437 Madison Avenue New York, NY 10022

Edward D. Fox	883,599	(d)	3.2%

Stuart J.S. Gulland	324,797	(e)	1.2%

R. Bruce Andrews	49,392	(f)	*

Robert T. Barnum	64,536	(g)	*

Christine Garvey	22,219	(h)	*

Sandra A. Lamb	—		*

Joseph Paggi	29,119		*

Fred L. Riedman	43,335	(i)	*

Edward A. Stokx	120,537	(j)	*

Mark S. Ticotin(k)	—		*

Douglas N. Wells(k)	—		*

All Directors and Executive Officers as a group (11 persons)	1,526,903	(d)(e)(f)(g)	5.5%

	(h	)(i)(j)

*	Less than 1%
(a)
For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of shares of our common stock listed in this table have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(b)
Based on a Schedule 13D filed by Prometheus Western Retail, LLC (“PWR LLC”) with the Securities and Exchange Commission on April 11, 2001. Represents 15,666,666 shares of common stock directly owned by PWR LLC. Prometheus Western Retail Trust (“PWRT”) is the sole member of PWR LLC. LF Strategic Realty Investors L.P. (“LFSRI”) is the owner of 100% of the common shares of PWRT. Lazard Frères Real Estate Investors L.L.C. (“LFREI”) is the managing member of LFSRI and Lazard Frères & Co. LLC (“LAZARD”) is the managing member of LFREI. As a result of such relationships, PWRT, LFSRI, LFREI and Lazard may be deemed to indirectly beneficially own the shares of common stock owned by PWR LLC. Each of LFREI and Lazard disclaims beneficial ownership of such shares of common stock.

(c)
Based on information set forth in a Schedule 13G filed by the stockholder on February 15, 2002. In the Schedule 13G, the stockholder indicates sole voting power with respect to 17,700 of such shares, shared voting power with respect to 1,789,605 of such shares, sole dispositive power with respect to 17,700 of such shares and shared dispositive power with respect to 1,850,305 of such shares.

(d)
Includes restricted stock received per the terms of Mr. Fox’s employment contract in lieu of cash compensation since the inception of his employment with the Company, as well as restricted stock received as long-term incentive compensation. Included in the shares owned are 225,000 shares of restricted stock which are subject to both time and performance vesting requirements.

(e)
Includes restricted stock received per the terms of executive’s employment contract. Included in the shares owned are 70,000 shares of restricted stock which are subject to both time and performance vesting requirements. Includes options to purchase 142,500 shares of which will vest within 60 days of April 25, 2002.

(f)	Includes options to purchase 19,950 shares which will vest within 60 days of April 25, 2002.
(g)	Includes options to purchase 9,750 shares which will vest within 60 days of April 25, 2002.
(h)	Includes options to purchase 7,083 shares which will vest within 60 days of April 25, 2002.
(i)	Includes options to purchase 19,950 shares which will vest within 60 days of April 25, 2002.
(j)	Includes options to purchase 116,666 shares which will vest within 60 days of April 25, 2002.
(k)
Mr. Ticotin is a Managing Principal of LFREI and Mr. Wells is a Principal of LFREI. Mr. Ticotin and Mr. Wells may be deemed to indirectly beneficially own all of the shares of common stock which LFREI indirectly beneficially owns. See footnote (b). Mr. Ticotin and Mr. Wells disclaim beneficial ownership of all such shares of common stock except to the extent of any pecuniary interest they may possess by virtue of their positions with LFREI.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER TRUST, INC.

By:	/s/ EDWARD D. FOX
Edward D. Fox Chairman of the Board, Chief Executive Officer and President

S-1