Form 10-Q
period 2002-03-31
CENTER TRUST INC
filed 2002-05-15
CIK 913292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

(310) 546-4520

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes  ☑          No  ☐

      As of May 10, 2002, 27,856,455 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

CENTER TRUST, INC.

FORM 10-Q INDEX

CENTER TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(In thousands, except
	share data)
	(Unaudited)
ASSETS
Rental properties	$735,528	$732,818
Accumulated depreciation and amortization	(153,493)	(149,185)

Rental properties, net	582,035	583,633
Cash and cash equivalents	6,060	6,816
Tenant receivables, net	8,354	7,668
Other receivables	7,152	5,161
Restricted cash securities	14,174	13,282
Deferred charges, net	16,846	16,636
Other assets	2,605	3,877

Total	$637,226	$637,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Secured debt	$401,732	$402,377
Accrued dividends and distributions	1,741	1,160
Accrued interest	1,924	2,057
Accounts payable and other accrued expenses	12,430	11,309
Accrued construction costs	634	1,059
Tenant security and other deposits	1,780	2,233

Total liabilities	420,241	420,195

Minority Interests:
Operating Partnership (1,323,504 and 1,338,644 units issued as of March 31, 2002 and December 31, 2001, respectively)	9,703	9,696
Other minority interests	1,313	1,529

Total minority interests	11,016	11,225

Commitments and Contingencies:
Stockholders’ Equity:
Common stock ($.01 par value, 100,000,000 shares authorized; 27,856,455 and 27,656,405 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	279	276
Additional paid-in capital	366,603	365,474
Accumulated distributions and deficit	(160,913)	(160,097)

Total stockholders’ equity	205,969	205,653

Total	$637,226	$637,073

See Notes to Consolidated Financial Statements.

CENTER TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

	(In thousands, except
	per share amounts)
	(Unaudited)
Revenues:
Rental revenues	$17,067	$17,739
Expense reimbursements	5,808	5,942
Percentage rents	401	521
Other income	1,132	1,426

Total revenues	24,408	25,628

Expenses:
Interest	6,967	9,688
Property Operating Costs:
Common Area	4,328	4,366
Property taxes	2,471	2,520
Leasehold rentals	276	265
Marketing	271	183
Other operating	1,313	1,181
Depreciation and amortization	5,249	5,239
General and administrative	1,130	1,365
Transactional Costs	343	—

Total expenses	22,348	24,807

Income from Operations Before Other Items	2,060	821
Gain on Sale of Rental Properties	—	900
Minority Interests:
Operating Partnership	(92)	(52)
Other minority interests	(66)	(29)

Net Income Before Extraordinary Item	1,902	1,640
Extraordinary Loss on Early Extinguishment of Debt	—	(819)

Net Income	$1,902	$821

Basic and Diluted Income Per Share:
Income before extraordinary item	$0.07	$0.06
Extraordinary loss on early extinguishment of debt	—	(0.03)

Net Income	$0.07	$0.03

Weighted Average Basic and Diluted Shares Outstanding	27,666	27,024

See Notes to Consolidated Financial Statements.

CENTER TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$1,902	$821
Adjustment to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	5,249	5,239
Amortization of deferred financing costs	1,020	1,030
Amortization of deferred compensation	33	162
Extraordinary loss on early extinguishment of debt	—	819
Net gain on sale of rental properties	—	(900)
Minority interests in operations	158	81
Net changes in operating assets and liabilities	(2,023)	(1,910)

Net cash provided by operating activities	6,339	5,342

Cash Flows from Investing Activities:
Construction and development costs	(2,710)	(2,835)
Net proceeds from sale of rental property	—	33,545

Net cash (used in) provided by investing activities	(2,710)	30,710

Cash Flows from Financing Activities:
Principal payments on notes payable	(645)	(136,371)
Borrowings on secured line of credit	—	133,369
Repayment of secured line of credit	—	(28,627)
Costs of obtaining financing	(1,661)	—
Increase in restricted cash	(892)	(295)
Dividends to shareholders	(1,187)	(5,597)
Distributions to minority interests	—	(508)

Net cash used in financing activities	(4,385)	(38,029)

Net Decrease in Cash and Cash Equivalents	(756)	(1,977)
Cash and Cash Equivalents, at Beginning of Period	6,816	6,164

Cash and Cash Equivalents, at End of Period	$6,060	$4,187

See Notes to Consolidated Financial Statements.

CENTER TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis Of Presentation

      Center Trust, Inc., (the “Company”), a Maryland Corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of open air retail shopping centers in the western United States. As of March 31, 2002, the Company owned 35 retail shopping centers (the “Properties”) comprising 7.9 million square feet of total shopping center gross leasable area (“GLA”).

      The accompanying financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all normal and recurring adjustments considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2001.

2.     Secured Debt

      During the quarter, the Company executed an amendment of its existing line of credit with General Electric Capital Real Estate and Fleet Bank. The amendment reduced the total commitment to $150 million from $170 million and has a maturity date of April 1, 2004, with a one-year extension option through April 1, 2005. To facilitate this amendment, the Company incurred a one-percent commitment fee which is included in deferred charges. Interest on the line of credit is incurred at 250 basis points over LIBOR (4.4% as of March 31, 2002). As of March 31, 2002, the Company had an outstanding balance of $114.5 million and $23 million of availability under the line of credit.

3.     Per Share Data

      In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic and diluted EPS for the three-month periods ended March 31, 2002 and 2001 were 27,666,000 and 27,024,000, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive.

      On April 22, 2002, the Company paid a $0.06 dividend per share to shareholders of record as of March 29, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward Looking Statements

      The following discussion of financial condition and results of operations contains certain forward-looking statements that are subject to risk and uncertainty. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described, or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “would,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operations costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	difficulties in disposing of properties;

•	our failure to successfully operate acquired properties and operations;

•	our failure to successfully develop property;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

      Our success also depends upon economic trends generally, as well as income tax laws, governmental regulation, legislation, population changes and other matters discussed above. We caution you, however, that any list of risk factors may not be exhaustive.

Results of Operations

     Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

      Rental revenues decreased by $0.6 million to $17.1 million for the three months ended March 31, 2002 from $17.7 million for the three months ended March 31, 2001. Revenues decreased $1.1 million as a result of the sale of four community shopping centers and two single tenant facilities in 2001. This was partially offset by a increase in revenues at the remaining properties in the portfolio.

      Property operating costs increased by $0.2 million to $8.7 million for the three months ended March 31, 2002 from $8.5 million for the three months ended March 31, 2001. The increase is primarily due to the higher cost of insurance partially offset by a $0.3 million decrease in expenses due to sold properties.

      Interest expense decreased by $2.7 million for the three months ended March 31, 2002 to $7.0 million from $9.7 million for the three months ended March 31, 2002. The decrease resulted from lower average debt outstanding and lower effective interest rates in the first quarter of 2002 compared to the same period in 2001. The lower average debt outstanding was due to the repayment of the $128.5 million 7 1/2% Convertible Subordinated Debentures on January 15, 2001 and the reduction of the outstanding balance on the Company’s Secured Credit Facility through the use of proceeds from the sale of assets during the first half of 2001.

      General and administrative costs decreased by $0.3 million to $1.1 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. The decrease is the result of the full realization of cost savings in the first quarter of 2002 related to the Company’s reorganization at the end of the second quarter of 2001.

      During the first quarter of 2002, the Company recorded a transactional expense of $0.3 million. The transaction expense was incurred in connection with an extensive strategic review and marketing effort of the alternatives available to achieve maximum shareholder value.

      The Company reported a net income of $1.9 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively. The increase in net income was primarily due to the decrease in interest expense partially offset by a decrease in net operating income as a result of the sale of assets in 2001.

     Selected Property Financial Information

      Net operating income (defined as revenues, less property operating costs) for the Company’s properties is as follows:

	Three Months Ended
	March 31,

	2002	2001

Retail Properties (35 in 2002 and 37 in 2001):
Regional Malls	$4,337	$4,424
Open Air Centers	11,097	12,057
Single Tenants	280	475
Other income	35	157

Net Operating Income	$15,749	$17,113

      The following summarizes the percentage of leased GLA (excluding non-owned GLA) as of:

	March 31, 2002	December 31, 2001

Retail Properties (35 in 2002 and 37 in 2001):
Open Air Centers	88.6%	91.8%
Regional Malls	92.8	94.4
Single Tenants	100.0	100.0
Aggregate Portfolio	89.8	92.6

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

      The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company’s computation of FFO and provides certain additional disclosures (dollars in thousands):

	Three Months Ended
	March 31,

	2002	2001

Funds from Operations
Net income	$1,902	$821
Adjustments to reconcile net income to funds from operations:
Depreciation and Amortization:
Buildings and improvements	3,115	3,232
Tenant improvements and allowances	1,190	1,096
Leasing costs	728	708
Minority Interests	25	(119)
Extraordinary loss — early extinguishment of debt	—	819
Gain on Sale of Assets	—	(900)
Other	46	161

Funds from operations, basis and diluted	$7,006	$5,818

      Funds from operations, on a basic basis, increased to $7.0 million for the three months ended March 31, 2002, as compared to $5.8 million for the same period in 2001. The increase in funds from operations are principally a result of the reasons stated above under Results of Operations adjusted for the items outlined in the above table.

      Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of Center Trust’s operating performance or to cash flows as a measure of liquidity.

Liquidity Sources and Requirements

      During the quarter, the Company executed an amendment of its existing line of credit with General Electric Capital Real Estate and Fleet Bank. The amendment reduced the total commitment to $150 million from $170 million and has a maturity date of April 1, 2004, with a one-year extension option through April 1, 2005. To facilitate this amendment, the Company incurred a one-percent commitment fee. The spread is 250 basis points over LIBOR. As of March 31, 2002, the Company had an outstanding balance of $114.5 million and $23 million of availability under the line of credit.

      During 2002, the Company has debt maturities of $59.1 million. Of this balance, three mortgages totaling $50.2 million each have three one-year extensions available to the Company. The remaining balance of $8.9 million represents one non-recourse mortgage secured by Date Palm Center located in Cathedral City, California. We are currently negotiating with the lender to modify the terms of this non-recourse agreement and anticipate that we will be able to successfully execute an extension and amendment to this loan before it matures.

Cash Flows

      Net cash provided by operating activity increased by $1.0 million to $6.3 million for the three months ended March 31, 2002 from $5.3 million for the same period of 2001. The increase resulted primarily from lower interest costs for the quarter ended 2002.

      Net cash from investment activities was a use of cash of $2.7 million for the three months ended March 31, 2002 as compared to cash provided by of $30.7 million for the three month period ended March 31, 2001. The decrease was the result of proceeds received from the sale of four community shopping centers and two single tenant facilities in 2001 compared to no sales of assets in 2002. Financing activities used cash of $4.4 million for the three months ended March 31, 2002 as compared to $38.0 million for the three months ended March 31, 2001. During the period ended 2001, the cash used by financing activities is the result of repayments on the line of credit from proceeds received from the sale of assets.

Inflation

      Center Trust’s long term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses enabling Center Trust to receive percentage rents based upon tenants’ gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses are often related to increases in the CPI or similar inflation indices. In addition, many of Center Trust’s leases are for terms of less than ten years, which permits Center Trust to seek to increase rents upon re-rental at market rates if rents are below then existing market rates. Many of Center Trust’s leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing Center Trust’s exposure to increases in costs and operating expenses from inflation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR-based interest rates as interest on the Company’s Credit Facility of $114.5 million as well as mortgage notes of $75.2 million are tied to various LIBOR interest rates. The Credit Facility matures March 31, 2004. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $176.0 million of the Company’s debt is based on a weighted average fixed rate of 8.0%. As a result, the Company will be obligated to pay contractually agreed upon rates on interest on it fixed rate debt, unless management refinances its existing fixed rate debt and potentially incurs substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are tied to a general index of AAWA-rated tax-free municipal bonds.

      The following table provides information about the Company’s interest rate sensitivity financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of March 31, 2002 (dollars in thousands):

								Fair
								Market
As of March 31, 2002	2002	2003	2004	2005	2006	Thereafter	Total	Value

Interest Rate Sensitive Liabilities:
Credit Facility			$114,548				$114,548	$114,548
Interest Rate			LIBOR +2.50%				LIBOR +2.50%
Variable Rate Debt	$50,185	$25,000					$75,185	$75,185
Interest Rate	LIBOR +2.30%	LIBOR +2.50%					LIBOR +2.367%
Fixed Rate Debt	$8,888	$14,768			$12,947	$139,396	$175,999	$202,288
Weighted Average Interest Rate	10.450%	10.375%			10.631%	7.393%	8.036%
Tax Exempt Certificates						$36,000	$36,000	$36,000
Weighted Average Interest Rate						2.995%	2.995%

PART II — OTHER INFORMATION

Item 1:     Legal Proceedings

      None

Item 2:     Changes in Securities

      None

Item 3:     Defaults Upon Senior Securities

      None

Item 4:     Submission of Matters to a Vote of Security Holders

      None

Item 5:     Other Information

      None

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits

      None

      (b) Reports on Form 8-K

      On May 8, 2002, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER TRUST RETAIL PROPERTIES, INC.

By:	/s/ EDWARD A. STOKX

Edward A. Stokx
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ SIDNEY M. SHIBATA

Sidney M. Shibata
Controller
(Principal Accounting Officer)

Dated: May 14, 2002