Form 10-Q
period 2002-06-30
CENTER TRUST INC
filed 2002-08-14
CIK 913292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes ☑          No ☐

      As of August 10, 2002, 27,875,205 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

CENTER TRUST, INC.

FORM 10-Q

CENTER TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001

	(In thousands,
	except share data)
ASSETS
Rental properties	$712,193	$708,577
Accumulated depreciation and amortization	(153,897)	(147,273)

Rental properties, net	558,296	561,304
Assets held for sale	22,231	22,329
Cash and cash equivalents	5,008	6,816
Tenant receivables, net	7,262	7,668
Other receivables	5,474	5,161
Restricted cash and securities	13,948	13,282
Deferred charges, net	16,464	16,636
Other assets	4,571	3,877

TOTAL	$633,254	$637,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt	$398,086	$402,377
Accrued dividends and distributions	1,742	1,160
Accrued interest	1,824	2,057
Accounts payable and other accrued expenses	9,921	11,309
Accrued construction costs	1,122	1,059
Tenant security and other deposits	1,429	2,233

Total liabilities	414,124	420,195

MINORITY INTERESTS:
Operating Partnership (1,323,504 and 1,338,644 units issued as of June 30, 2002 and December 31, 2001, respectively)	9,838	9,696
Other minority interests	1,373	1,529

Total minority interests	11,211	11,225

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS’ EQUITY:
Common stock ($.01 par value, 100,000,000 shares authorized; 27,875,205 and 27,656,405 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively)	279	276
Additional paid-in capital	367,824	365,474
Accumulated distributions and deficit	(160,184)	(160,097)

Total stockholders’ equity	207,919	205,653

TOTAL	$633,254	$637,073

See Notes to Consolidated Financial Statements.

CENTER TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
REVENUES:
Rental revenues	$17,257	$17,272	$34,324	$35,011
Expense reimbursements	5,766	5,964	11,499	11,906
Percentage rents	199	173	600	694
Other income	2,931	1,108	4,138	2,534

Total revenues	26,153	24,517	50,561	50,145

EXPENSES:
Interest	6,694	8,443	13,661	18,131
Property operating costs:
Common area	4,569	4,513	8,897	8,879
Property taxes	2,471	2,390	4,942	4,910
Leasehold rentals	271	269	547	534
Marketing	281	411	552	594
Other operating	1,309	1,149	2,622	2,330
Depreciation and amortization	5,311	5,175	10,560	10,414
Transactional costs/reorganization costs	1,688	2,613	2,031	2,613
General and administrative	1,101	1,646	2,231	3,011

Total expenses	23,695	26,609	46,043	51,416

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER ITEMS	2,458	(2,092)	4,518	(1,271)
LOSS ON SALE OF RENTAL PROPERTIES	—	(3,279)	—	(2,379)
MINORITY INTERESTS:
Operating Partnership	71	333	(21)	281
Other minority interests	(60)	(140)	(126)	(169)

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	2,469	(5,178)	4,371	(3,538)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(566)	—	(1,385)

NET INCOME (LOSS)	$2,469	$(5,744)	$4,371	$(4,923)

BASIC AND DILUTED INCOME PER SHARE:
Income (Loss) before extraordinary item	$0.09	$(0.19)	$0.16	$(0.13)
Extraordinary loss on early extinguishment of debt	—	(0.02)	—	(0.05)

Net Income (Loss)	$0.09	$(0.21)	$0.16	$(0.18)

Weighted Average Basic and Diluted Shares Outstanding	27,875	27,372	27,771	27,232

See Notes to Consolidated Financial Statements.

CENTER TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,371	$(4,923)
Adjustment to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	10,560	10,414
Amortization of deferred financing costs	1,815	2,047
Net loss on sale of rental properties	—	2,379
Extraordinary loss — early extinguishment of debt	—	1,385
Minority interests in operations	147	(112)
Net changes in operating assets and liabilities	(3,390)	(3,550)

Net cash provided by operating activities	13,503	7,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and development costs	(5,762)	(4,458)
Net proceeds from sale of rental property	—	45,074

Net cash (used) provided by investing activities	(5,762)	40,616

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(4,291)	(139,023)
Borrowings on secured line of credit	—	133,369
Repayment of secured line of credit	—	(35,347)
Costs of obtaining financing	(1,694)	—
Increase in restricted cash and securities	(666)	(125)
Dividends to shareholders	(2,764)	(6,678)
Distributions to minority interests	(134)	(567)

Net cash used in financing activities	(9,549)	(48,371)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,808)	(115)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6,816	6,164

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5,008	$6,049

See Notes to Consolidated Financial Statements.

CENTER TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis Of Presentation

      Center Trust, Inc., (the “Company”), a Maryland Corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of June 30, 2002, the Company owned 35 retail shopping centers (the “Properties”) comprising 7.9 million square feet of total shopping center gross leasable area (“GLA”).

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

2.     Quarterly Activity

      During the quarter, the Company executed an extension of the maturity date on a mortgage secured by Date Palm Center located in Cathedral City, California to September 5, 2002. The short-term extension has been granted on its current terms. The Company is in the process of completing documentation that will modify the existing agreement at a fixed interest rate of 6.3% and will extend the maturity date to November 1, 2006.

      The Company collected $1.8 million for settlement of a note receivable from the sale of an asset in 1999. Due to the uncertainty of collection, the note had been fully reserved.

      A $1.7 million charge was recorded by the Company for the restructuring of the employment contract for Edward Fox, the Company’s Chairman and Chief Executive Officer. The changes to Mr. Fox’s contract are a result of the Board of Directors’ desire to realign the executive management team in order to reduce overhead costs in light of the reduction in the Company’s asset base. The $1.7 million charge, based on the provisions of Mr. Fox’s 1999 employment contract, is comprised of $1.1 million from the accelerated vesting of previously issued restricted stock and $0.6 million in salary and bonus payments. The shares of restricted stock would otherwise have vested on a performance basis and were included in the number of shares outstanding as of the date they were originally issued.

3.     Per Share Data

      In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2002 were 29,199,000 and 29,097,000, respectively. The weighted average number of common shares for the same periods ended June 30, 2001 were 28,962,000 and 28,850,000, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive.

CENTER TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 22, 2002, the Company paid a $0.06 dividend per share to shareholders of record as of June 28, 2002. Year-to-date the Company has paid dividends of $0.12 per share or $3.4 million.

4.     Assets Held For Sale

      The Company currently has two assets under contract for sale. The contracted sales price for the properties exceed the book value of the assets held. While the sales of these assets are expected to close in the third quarter of 2002, there is no certainty that the transactions will close.

5.     New Accounting Pronouncements

      On January 1, 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment. SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The adoption of these statements did not have a material effect on the Company’s results of operations or financial condition.

6.     Subsequent Events

      Effective July 20, 2002, the Company entered into two 5-year LIBOR swap contracts of $50 million each. The swap contracts fix the interest rate on $100 million of debt at a rate of 4.28%. The Company’s effective borrowing rate is equal to the swap rate plus the applicable bank spread, which on the Company’s secured line of credit is 2.5% for an effective borrowing rate of 6.78%. The interest rate swap is in effect for the period July 20, 2002 to July 20, 2007. This transaction will be subject to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities.”

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

      Our success also depends upon economic trends generally, as well as income tax laws, governmental regulation, legislation, population changes and other matters discussed above in section entitled “Risk Factors.” We caution you, however, that any list of risk factors may not be exhaustive.

Results of Operations

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

      Rental revenues were $17.3 million for the three months ended June 30, 2002 and 2001. Revenues decreased $0.4 million, a result of the sale of four open-air centers and two single tenant facilities in 2001. This was offset by $0.4 million increase in revenues at the remaining properties in the portfolio.

      Other income increased $1.8 million to $2.9 million for the three months ended June 30, 2002 from $1.1 million for the three months ended June 30, 2001. The increase is due to a $1.8 million settlement of a note receivable from the sale of an asset in 1999. Due to the uncertainty of collection, the note had been fully reserved.

      Property operating costs increased by $0.2 million to $8.9 million for the three months ended June 30, 2002 from $8.7 million for the three months ended June 30, 2001. The increase is primarily due to the higher cost of insurance.

      Interest expense decreased to $6.7 million for the three months ended June 30, 2002 from $8.4 million for the three months ended June 30, 2001. Of the decrease, $1.5 million was primarily due to lower effective interest rates and $0.2 million was a result of lower average debt outstanding in the second quarter of 2002 compared to the same period in 2001. The lower average debt outstanding was due to the reduction of the outstanding balance on the Company’s Credit Facility through the use of the proceeds from the sale of assets during the first half of 2001.

      General and administrative costs decreased by $0.5 million from $1.6 million for the three months ended June 30, 2001 to $1.1 million for the three months ended June 30, 2002. The decrease is due to cost savings related to reductions in overhead costs intended to bring the Company’s costs in line with the Company’s reduced asset base.

      During the second quarter of 2002, the Company recorded a charge of $1.7 million related to the restructuring of the employment contract for Edward Fox, the Company’s Chairman and Chief Executive Officer. The changes to Mr. Fox’s contract are a result of the Board of Directors’ desire to realign the executive management team in order to reduce overhead costs in light of the reduction in the Company’s asset base. The $1.7 million charge, based on the provisions of Mr. Fox’s 1999 employment contract, is comprised of $1.1 million from the accelerated vesting of previously issued restricted stock and $0.6 million in salary and bonus payments. The shares of restricted stock would otherwise have vested on a performance basis and were included in the number of shares outstanding as of the date they were originally issued.

      During the second quarter of 2001, the Company recorded a non-recurring Reorganization expense of $2.6 million. The expense consisted of employee severance and other related costs. As of the second quarter of 2002, substantially all costs related to the reorganization have been incurred.

      The Company reported net income of $2.5 million for the three months ended June 30, 2002 compared to a net loss of $5.7 million for the same period ended June 30, 2001. The increase in net income is primarily due to the decrease in interest expense and the 2001 loss on sale of assets.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

      Rental revenues decreased by $0.7 million to $34.3 million for the six months ended June 30, 2002 from $35.0 million for the six months ended June 30, 2001. The decrease of 1.2 million is due to the sale of four open-air and two single tenant facilities in 2001. This was partially offset by an increase of $0.5 million in revenues at the remaining properties in the portfolio.

      Property operating costs increased by $0.4 million to $17.6 million for the six months ended June 30, 2002 from $17.2 million for the six months ended June 30, 2001. The increase is primarily due to the higher cost of insurance partially offset by a $0.3 million decrease in expenses due to sold properties.

      Interest expense decreased to $13.7 million for the six months ended June 30, 2002 from $18.1 million for the six months ended June 30, 2001. Of the decrease, $3.6 million resulted from lower effective interest rates and $0.8 million was due to lower average debt outstanding in the period ended June 30, 2002, compared to the same period in 2001. The lower average debt outstanding was due to the repayment of the $128.5 million 7 1/2% Convertible Subordinated Debentures on January 15, 2001 and the reduction of the outstanding balance on the Company’s Credit Facility through the use of the proceeds from the sale of assets during the first half of 2001.

      General and administrative costs decreased by $0.8 million to $2.2 million for the six month period ended June 30, 2002 from $3.0 million for the six months ended June 30, 2001. The decrease is the result of the full realization of cost savings for the six month period ending June 30, 2002 related to the Company’s reorganization at the end of the second quarter of 2001.

      The Company reported net income of $4.4 million for the six months ended June 30, 2002 compared to a net loss of $4.9 million for the six months ended June 30, 2001. The increase in net income is primarily due to the decrease in interest expense and the 2001 loss on sale of assets.

Selected Property Financial Information

      Net operating income (defined as revenues, less property operating costs) for the Company’s properties is as follows:

	Six Months Ended
	June 30,

	2002	2001

Retail Properties (35 at June 30, 2002 and 2001):
Regional Malls	$8,564	$8,240
Open Air Centers	23,649	23,368
Single Tenants	553	810
Other income	235	480

Net Operating Income	$33,001	$32,898

      The following summarizes the percentage of leased GLA (excluding non-owned GLA) as of:

	June 30,	December 31,
	2002	2001

Retail Properties (35 in 2002 and 2001):
Open Air Centers	89.6%	91.8%
Regional Malls	92.7	94.4
Single Tenants	100.0	100.0
Aggregate Portfolio	90.6	92.6

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

      The Company computes FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company’s computation of FFO and provides certain additional disclosures (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

FUNDS FROM OPERATIONS
Net income (loss)	$2,469	$(5,744)	$4,371	$(4,923)
Adjustments to reconcile net income to funds from operations:
Depreciation and Amortization:
Buildings and improvements	3,115	3,212	6,276	6,444
Tenant improvements and allowances	1,178	1,138	2,368	2,234
Leasing costs	745	605	1,473	1,313
Minority Interests	(120)	(377)	(95)	(496)
Loss on Sale of Rental Assets	—	3,279	—	2,379
Extraordinary loss — early extinguishment of debt	—	566	—	1,385
Reorganization Costs	—	2,613	—	2,613
Other	—	377	—	538

Funds from operations, basis and diluted	$7,387	$5,669	$14,393	$11,487

      Funds from operations, on a basic basis, increased to $7.4 million for the three months ended June 30, 2002, as compared to $5.7 million for the same period in 2001. Funds from operations increased to $14.4 million for the six months ended June 30, 2002, as compared to $11.5 million for the same period in 2001. The three and six month increases in funds from operations are principally a result of the reasons stated above under Results of Operations adjusted for the items outlined in the above table.

      Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of Center Trust’s operating performance or to cash flows as a measure of liquidity.

Liquidity Sources and Requirements

      During the first quarter, the Company executed an amendment of its existing line of credit with General Electric Capital Real Estate and Fleet Bank. The amendment reduced the total commitment to $150 million from $170 million and has a maturity date of April 1, 2004, with a one-year extension option through April 1, 2005. To facilitate this amendment, the Company incurred a one-percent commitment fee. The spread is 250 basis points over LIBOR. As of June 30, 2002, the Company had an outstanding balance of $114.5 million and $23 million of availability under the line of credit.

      Effective July 20, 2002, the Company entered into two 5-year, $50 million LIBOR swap contracts at a rate of 4.28%. The Company’s effective borrowing rate is equal to the swap rate plus the applicable bank spread, which on the Company’s secured line of credit is 2.5% for an effective borrowing rate of 6.78%. The interest rate swaps are in effect for the period July 20, 2002 to July 20, 2007. This transaction will be subject to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities.” The interest rate swap eliminates the interest rate volatility on $100 million of the Company’s variable rate debt and is consistent with the Company’s objective to maintain flexibility in the balance sheet while capitalizing on historically low interest rates.

      During 2002, the Company has debt maturities of $59.0 million. Of this balance, three mortgages totaling $50.2 million each have three one-year extensions available to the company. The remaining balance of $8.8 million represents one non-recourse mortgage secured by Date Palm Center located in Cathedral City,

California. The maturity date of the mortgage has been extended through September 5, 2002. The Company is in the process of completing documentation that will modify the existing agreement at an interest rate of 6.3% and with an extended maturity date of November 1, 2007. We anticipate that we will be able to successfully execute the modification to this loan prior to the end of the extension date.

Cash Flows

      Net cash provided by operating activity increased by $5.9 million to $13.5 million for the six months ended June 30, 2002 from $7.6 million for the same period of 2001. The increase primarily resulted from lower interest costs for the period.

      Net cash used by investment activities was $5.8 million for the six months ended June 30, 2002, compared to cash provided by investment activities of $40.6 million for the six months ended June 30, 2001. The decrease was the result of proceeds received from the sale of four open-air centers and two single tenant facilities in 2001 compared to no sales of assets in 2002. Financing activities used cash of $9.5 million for the six months ended June 30, 2002 as compared to $48.4 million for the six months ended June 30, 2001. During the period ended 2001, the cash used by financing activities is the result of repayments on the line of credit from proceeds received from the sale of assets in 2001 compared to no sales of assets in 2002.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR-based interest rates as interest on the Company’s Credit Facility of $114.5 million as well as mortgage notes of $72.2 million are tied to various LIBOR interest rates. The Credit Facility matures March 31, 2004. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $175.4 million of the Company’s debt is based on a weighted average fixed rate of 8.0%. As a result, the Company will be obligated to pay contractually agreed upon rates on interest on it fixed rate debt, unless management refinances its existing fixed rate debt and potentially incurs substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are tied to a general index of AAWA-rated tax-free municipal bonds.

      The following table provides information about the Company’s interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of June 30, 2002 and 2001 (dollars in thousands):

								Fair
								Market
As of June 30, 2002	2002	2003	2004	2005	2006	Thereafter	Total	Value

Interest Rate Sensitive Liabilities:
Credit Facility			$114,548				$114,548	$114,548
Interest Rate			LIBOR+ 2.50%				LIBOR+ 2.50%
Variable Rate Debt	$50,185	$22,000					$72,185	$72,185
Interest Rate	LIBOR+ 2.50%	LIBOR+ 2.366%					LIBOR+ 2.407%
Fixed Rate Debt	$8,842	$14,670			$12,742	$139,099	$175,353	$201,642
Weighted Average Interest Rate	10.45%	10.375%			10.627%	7.393%	8.032%
Tax Exempt Certificates						$36,000	$36,000	$36,000
Weighted Average Interest Rate						3.067%	3.067%

								Fair
								Market
As of June 30, 2001	2001	2002	2003	2004	2005	Thereafter	Total	Value

Interest Rate Sensitive Liabilities:
Credit Facility		$151,365					$151,365	$151,365
Interest Rate		LIBOR+ 2.50%					LIBOR+ 2.50%
Variable Rate Debt		$33,253	$75,185				$108,438	$108,438
Interest Rate		LIBOR+ 2.50%	LIBOR+ 2.366%				LIBOR+ 2.407%
Fixed Rate Debt	$8,105	$9,020	$15,052			$77,620	$109,797	$112,667
Weighted Average Interest Rate	8.25%	10.45%	10.375%			8.343%	8.787%
Tax Exempt Certificates						$36,000	$36,000	$36,000
Weighted Average Interest Rate						5.28%	5.28%

PART II — OTHER INFORMATION

Item 1:     Legal Proceedings

      None

Item 2:     Changes in Securities

      None

Item 3:     Defaults Upon Senior Securities

      None

Item 4:     Submission of Matters to a Vote of Security Holders

      None

Item 5:     Other Information

      None

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Employment Agreement of Edward D. Fox
10.2	Employment Agreement of Stuart J. S. Gulland
10.3	Employment Agreement of Edward A. Stokx

      (b) Reports on Form 8-K

      On May 8, 2002, the Company filed a report on Form 8-K to make available additional financial and operational information concerning the Company and properties owned as of March 31, 2002.