Form 10-Q
period 2002-09-30
CENTER TRUST INC
filed 2002-11-14
CIK 913292

Thursday, August 01, 2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12588

Center Trust, Inc.

(Exact name of registrant as specified in charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-4444963 (I.R.S. Employer Identification Number)

3500 Sepulveda Boulevard, Manhattan Beach, California 90266

(Address of principal executive offices) (Zip Code)

(310) 546-4520

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     YES ☑          NO ☐

      As of November 10, 2002, 27,877,840 shares of Common Stock, Par Value $.01 Per Share, were outstanding.

CENTER TRUST, INC.

FORM 10-Q

CENTER TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Rental properties	$703,263	$732,818
Accumulated depreciation and amortization	(155,308)	(149,185)

Rental properties, net	547,955	583,633
Cash and cash equivalents	5,636	6,816
Tenant receivables, net	6,984	7,668
Other receivables	4,884	5,161
Restricted cash and securities	14,130	13,282
Deferred charges, net	15,414	16,636
Other assets	3,592	3,877

TOTAL	$598,595	$637,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt	$358,667	$402,377
Accrued dividends and distributions	1,752	1,160
Accrued interest	1,732	2,057
Accounts payable and other accrued expenses	11,503	11,309
Other liability	5,575	—
Accrued construction costs	1,275	1,059
Tenant security and other deposits	1,392	2,233

Total liabilities	381,896	420,195

MINORITY INTERESTS:
Operating Partnership (1,323,504 and 1,338,644 units issued as of September 30, 2002 and December 31, 2001, respectively)	9,712	9,696
Other minority interests	1,427	1,529

Total minority interests	11,139	11,225

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS’ EQUITY:
Common stock ($.01 par value, 100,000,000 shares authorized; 27,887,840 and 27,656,405 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	279	276
Additional paid-in capital	368,008	365,474
Accumulated other comprehensive loss	(5,575)	—
Accumulated distributions and deficit	(157,152)	(160,097)

Total stockholders’ equity	205,560	205,653

TOTAL	$598,595	$637,073

See Notes to Consolidated Financial Statements.

CENTER TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except per share amounts)
REVENUES:
Rental revenues	$16,424	$16,136	$48,809	$49,218
Expense reimbursements	6,562	5,899	17,501	17,265
Percentage rents	186	271	686	861
Other income	1,206	1,195	5,333	3,678

Total revenues	24,378	23,501	72,329	71,022

EXPENSES:
Interest	6,329	7,644	19,187	24,675
Property Operating Costs:
Common Area	5,594	4,328	14,145	12,876
Property taxes	2,346	2,291	7,039	6,959
Leasehold rentals	285	272	832	806
Marketing	222	232	774	826
Other operating	1,132	1,162	3,745	3,468
Depreciation and amortization	5,504	4,867	15,568	14,826
Transactional/ Reorganization Costs	—	—	2,031	2,613
General and administrative	1,063	1,213	3,294	4,207

Total expenses	22,475	22,009	66,615	71,256

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER ITEMS	1,903	1,492	5,714	(234)
LOSS ON SALE OF RENTAL PROPERTIES	—	—	—	(2,379)
MINORITY INTERESTS:
Operating Partnership	(218)	(383)	(239)	(102)
Other minority interests	(54)	(91)	(180)	(260)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,631	1,018	5,295	(2,975)
DISCONTINUED OPERATIONS:
Income from Operations	165	248	872	703
Gain on the Sale of Rental Assets	2,650	—	2,650	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	4,446	1,266	8,817	(2,272)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(1,385)

NET INCOME (LOSS)	$4,446	$1,266	$8,817	$(3,657)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (Loss) before extraordinary item	$0.06	$0.04	$0.19	$(0.11)
Discontinued operations	0.10	0.01	0.13	0.03
Extraordinary loss on early extinguishment of debt	—	—	—	(0.05)

Net Income (Loss)	$0.16	$0.05	$0.32	$(0.13)

Weighted Average Basic and Diluted Shares Outstanding	27,875	27,622	27,805	27,362

See Notes to Consolidated Financial Statements

CENTER TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,817	$(3,657)
Adjustment to reconcile net income (loss) to net cash provided by operating activities including discontinuing operations:
Depreciation and amortization	16,234	15,513
Amortization of deferred financing costs	2,185	3,057
Net (gain) loss on sale of rental properties	(2,650)	2,379
Extraordinary loss-early extinguishment of debt	—	1,385
Minority interests in operations	147	102
Net changes in operating assets and liabilities	(2,512)	(2,660)

Net cash provided by operating activities	22,221	16,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and development costs	(11,056)	(5,928)
Net proceeds from sale of rental property	38,800	45,074

Net cash provided by investing activities	27,744	39,146

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(4,940)	(140,190)
Repayment of notes payable	(16,270)	—
Borrowings on secured line of credit	—	133,369
Repayment of secured line of credit	(22,500)	(39,712)
Costs of obtaining financing	(1,694)	(374)
Increase in restricted cash and securities	(848)	(885)
Dividends to shareholders	(4,679)	(7,897)
Distributions to minority interests	(214)	(845)

Net cash used in financing activities	(51,145)	(56,534)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,180)	(1,269)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6,816	6,164

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5,636	$4,895

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$20,521	$26,046

See Notes to Consolidated Financial Statements

CENTER TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      Center Trust, Inc., (the “Company”), a Maryland Corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company engages in the ownership, management, leasing, acquisition, development and redevelopment of unenclosed retail shopping centers in the western United States. As of September 30, 2002, the Company owned 32 retail shopping centers (the “Properties”) comprising 7.5 million square feet of total shopping center gross leasable area (“GLA”).

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

      The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains on property sales sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Results of Operations discussion for the three and nine months ended September 30, 2002 includes operating results for properties disposed of prior to December 31, 2001, but does not include operating results for properties disposed of subsequent to December 31, 2001.

2.     Secured Debt

      On October 24, 2002, the Company refinanced the existing $8.8 million loan, secured by its Date Palm Center in Cathedral City, California. The new mortgage of $8.3 million has a maturity date of November 1, 2006 and bears interest at a fixed rate of 6.3%.

      On July 20, the Company fixed the interest rate on $100 million of its outstanding variable rate debt by entering into two 5-year, $50 million, LIBOR swap contracts at an average rate of 4.28%. The Company’s effective borrowing rate is equal to the swap rate plus the applicable bank spread, which on the Company’s secured line of credit is 2.5% for an effective borrowing rate of 6.78%. The interest rate swap is in effect for the period July 20, 2002 to July 20, 2007. This transaction is subject to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities.” In accordance with these accounting standards, the Company recorded the estimated fair value of the interest rate swap obligations of $5.7 million at September 30, 2002 which is recorded in other liability and accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. The Company expects that approximately $1.2 million of the swap liability in other comprehensive loss will be charged to earnings over the next 12 months.

3.     Per Share Data

      In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding during the period and diluted EPS is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares had been

CENTER TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued as of the beginning of the period. The weighted average number of shares of common stock used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2002 were 27,875,000 and 27,805,000, respectively. The weighted average number of common shares for the same periods ended September 30, 2001 were 27,622,000 and 27,362,000, respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis, in certain circumstances, and therefore are not dilutive.

      On October 21, 2002, the Company paid a $0.06 dividend per share to shareholders of record as of September 30, 2002. Year-to-date the Company has paid dividends of $0.18 per share or $4.7 million.

4.     Sale of Assets

      During the third quarter the Company sold three open-air centers for a combined sales price of $38.8 million. The assets sold included Ross Center, a 135,000 square foot center located in Portland, Oregon, Vancouver Park Place, a 78,000 square foot center located in Vancouver, Washington, and Rosedale Village Shopping Center, a 128,000 square foot center located in Bakersfield, California. After repayment of debt of $19.3 million, net proceeds of $19.5 million were used to reduce the outstanding balance on the Company’s Credit Facility. The Company recorded a net gain on the sale of assets of $2.7 million.

5.     New Accounting Pronouncements

      On January 1, 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment. SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The adoption of SFAS 142 did not have a material effect on the Company’s results of operations or financial condition. The adoption of SFAS 144 has resulted in additional disclosures as presented in the Consolidated Statements of Operations.

6.     Subsequent Events

      On November 6, 2002, the Company and Pan Pacific Retail Properties, Inc. announced that they have entered into a definitive agreement in which Pan Pacific will acquire Center Trust. The tax-free merger will convert each share of Center Trust common stock into the right to receive 0.218 newly issued shares of Pan Pacific common stock. The transaction has been unanimously approved by each company’s board of directors and is expected to be completed in the first quarter of 2003, subject to approval by a two-thirds vote of the Center Trust stockholders and other customary conditions.

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

      Our success also depends upon economic trends generally, as well as income tax laws, governmental regulation, legislation, population changes and other matters discussed above in the section entitled “Risk Factors.” We caution you, however, that any list of risk factors may not be exhaustive.

Results of Operations

      In accordance with the SFAS 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 1 of the Notes to Consolidated Financial Statements). For the three and nine months ended September 30, 2002 and 2001, discontinued operations relates to properties that the Company sold in the third quarter of 2002 (see Note 4 of the Notes to Consolidated Financial Statements).

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001.

      Rental revenues increased $0.9 million to $23.2 million for the three months ended September 30, 2002 from $22.3 million for the same period in 2001. Revenues from comparable centers increased $1.1 million for the three month period ended September 30, 2002 when compared to the same period in 2001. The increase in revenues from comparable centers is primarily due to an increase in common area insurance recoverable revenue.

      Property operating costs increased by $1.3 million to $9.6 million for the three months ended September 30, 2002 from $8.3 million for the three months ended September 30, 2001. The increase is primarily due to higher insurance expense.

      Interest expense decreased to $6.3 million for the three months ended September 30, 2002 from $7.6 million for the three months ended September 30, 2001. The decrease was primarily due to a lower effective interest rate ($0.4 million) and lower average debt outstanding ($0.9 million) in the third quarter of 2002 compared to the same period in 2001. The lower average debt outstanding was primarily due to the reduction of the outstanding balance on the Company’s Credit Facility through the use of the net proceeds from the sale of assets during the first half of 2001 and the repayment of mortgage debt on the sold properties.

      General and Administrative costs decreased by $0.1 million to $1.1 million for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001.

      The Company reported net income of $4.4 million for the three months ended September 30, 2002 compared to $1.3 million for the same period ended September 30, 2001. The increase in net income is primarily due to the $2.7 million gain on sale of assets and lower interest expense of $1.3 million partially offset by a decrease in property net operating income.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

      Rental revenues decreased by $0.3 million to $67.0 million for the nine months ended September 30, 2002 from $67.3 million for the nine months ended September 30, 2001. The decrease of $2.0 million is due to the sale of four open-air and two single tenant facilities in 2001. This was partially offset by an increase of $1.7 million in revenues at the remaining properties in the portfolio. This increase in revenues is primarily due to higher recoveries related to the higher cost of insurance on the properties during 2002.

      Property operating costs increased by $1.6 million to $26.5 million for the nine months ended September 30, 2002 from $24.9 million for the nine months ended September 30, 2001. The increase is primarily due to the higher cost of insurance partially offset by a $.8 million decrease in expenses due to sold properties.

      Interest expense decreased to $19.2 million for the nine months ended September 30, 2002 from $24.7 million for the nine months ended September 30, 2001. The decrease resulted from lower effective interest rates ($3.6 million) and lower average debt outstanding ($1.9) in the period ended September 30, 2002, compared to the same period in 2001. The lower average debt outstanding was primarily due to the reduction of the outstanding balance on the Company’s Credit Facility through the use of the proceeds from the sale of assets during the first half of 2001 and the sale of open-air centers in the third quarter of 2002 and the repayment of mortgage debt on the sold properties.

      General and Administrative costs decreased by $0.9 million to $3.3 million for the nine month period ended September 30, 2002 from $4.2 million for the nine months ended September 20, 2001. The decrease is the result of the full realization of cost savings for the 9-month period ending September 30, 2002 related to the Company’s reorganization at the end of the second quarter of 2001.

      The Company reported a net income of $8.8 million for the nine months ended September 30, 2002 compared to a net loss of $3.7 million for the nine months ended September 30, 2001. The increase in net income is primarily due to the gain on sale of assets of $2.7 million in 2002, the decrease in interest expense of $5.5 million and the 1991 loss on sale of assets of $3.8 million (including extraordinary loss) and the decrease in transactional/ reorganization costs and general and administrative expenses by $1.5 million.

Selected Property Financial Information

      Net operating income (defined as revenues, less property operating costs) for the Company’s properties is as follows:

	Nine Months Ended
	September 30,

	2002	2001

Retail Properties (32 at September 30, 2002 and 35 at September 30, 2001):
Regional Malls	$12,511	$12,568
Open Air Centers	32,223	31,783
Single Tenants	764	1,082
Other income	296	654

Net Operating Income	$45,794	$46,087

      The following summarizes the percentage of leased gross leasable area (GLA) (excluding non-owned GLA) as of:

	September 30,	December 31,
	2002	2001

Retail Properties (32 at September 30, 2002 and 35 at December 31, 2001):
Open Air Centers	89.7%	91.8%
Regional Malls	91.9	94.4
Single Tenants	50.0	100.0
Aggregate Portfolio	88.7	92.6

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

      The Company computes FFO on both a basic and diluted basis. The following table summarizes the Company’s computation of FFO and provides certain additional disclosures (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

FUNDS FROM OPERATIONS
Net income (loss)	$4,446	$1,266	$8,817	$(3,657)
Adjustments to reconcile net income to funds from operations:
Depreciation and Amortization:
Buildings and improvements	3,643	3,097	9,919	9,541
Tenant improvements and allowances	1,082	1,142	3,450	3,376
Leasing costs	730	650	2,203	1,963
Minority Interests	159	287	64	(209)
Extraordinary loss — early extinguishment of debt	—	—	—	1,385
(Gain) Loss on Sale of Rental Assets	(2,650)	—	(2,650)	2,379
Reorganization Costs	—	—	—	2,613
Other	—	56	—	594

Funds from operations	$7,410	$6,498	$21,803	$17,985

      Funds from operations increased to $7.4 million for the three months ended September 30, 2002, as compared to $6.5 million for the same period in 2001. Funds from operations increased to $21.8 million for the nine months ended September 30, 2002, as compared to $18.0 million for the same period in 2001. The three and nine month increases in funds from operations are principally a result of the reasons stated above under Results of Operations adjusted for the items outlined in the above table.

      Funds from operations do not represent cash flows from operations as defined by US Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of Center Trust’s operating performance or to cash flows as a measure of liquidity.

Liquidity Sources and Requirements

      During the first quarter, the Company executed an amendment of its existing line of credit with General Electric Capital Real Estate and Fleet Bank. The amendment reduced the total commitment to $150 million from $170 million and has a maturity date of April 1, 2004, with a one-year extension option through April 1, 2005. To facilitate this amendment, the Company incurred a one-percent commitment fee. The spread is 250 basis points over LIBOR. As of September 30, 2002, the Company had an outstanding balance of $95.0 million and $35 million of availability under the line of credit.

      On July 20, the Company fixed the interest rate on $100 million of its outstanding variable rate debt debt by entering into two 5-year, $50 million, LIBOR swap contracts at an average rate of 4.28%. The Company’s effective borrowing rate is equal to the swap rate plus the applicable bank spread, which on the Company’s secured line of credit is 2.5% for an effective borrowing rate of 6.78%. The interest rate swap is in effect for the period July 20, 2002 to July 20, 2007. This transaction is subject to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities.” In accordance with these accounting standards, the Company recorded the estimated fair value of the interest rate swap obligations of 5.7 million at September 30, 2002 which is recorded in other liability and accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

      On October 24, 2002, the Company refinanced the existing $8.8 million loan, secured by its Date Palm Center in Cathedral City, California. The new mortgage of $8.3 million has a maturity date of November 1, 2006 and bears interest at a fixed rate of 6.3%.

      During 2002, the Company has debt maturities of $59.0 million. Of this balance, three mortgages totaling $50.2 million each have three one-year extensions available to the company. The remaining balance is for Date Palm Center which is described in the preceding paragraph.

Cash Flows

      Net cash provided by operating activities increased by $6.1 million to $22.2 million for the nine months ended September 30, 2002 from $16.1 million for the same period of 2001. The increase primarily resulted from lower interest costs for the period and the effect of the sale of properties.

      Net cash provided by investment activities was $27.7 million for the nine months ended September 30, 2002, compared to $39.1 million for the nine months ended September 30, 2001. The decrease was the result of proceeds received from the sale of four open-air centers and two single tenant facilities in 2001 compared to proceeds received from the sale of three open-air centers in 2002.

      Financing activities used cash of $51.1 million for the nine months ended September 30, 2002 as compared to $56.5 million for the nine months ended September 30, 2001. Cash used for financing activities in both years was the result of the repayment of mortgage debt on sold assets and the repayment on the line of credit from the net proceeds from the sales.

Inflation

      Center Trust’s long term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses enabling Center Trust to receive percentage rents based upon tenants’ gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses are often related to increases in the Consumer Price Index or similar inflation indices. In addition, many of Center Trust’s leases are for terms of less than ten years, which permits Center Trust to seek to increase rents upon re-rental at market rates if rents are below then existing market rates. Many of Center Trust’s leases require the tenants to pay a pro rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing Center Trust’s exposure to increases in costs and operating expenses from inflation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the risk resulting from increasing LIBOR-based interest rates as interest on the Company’s Credit Facility of $95.0 million as well as mortgage notes of $72.2 million are tied to various LIBOR interest rates maturing at various dates through August, 2003. The Credit Facility matures March 31, 2004 with a one-year extension option through April 1, 2005. Effective July 20, 2002, the Company entered into two 5-year $50 million LIBOR swap contracts. The contracts fix the interest rate on $95.0 million of the Company’s variable-rate credit facility and $5.0 million of variable-rate mortgage notes. The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates as $155.4 million of the Company’s debt is based on a weighted average fixed rate of 7.9%. As a result, the Company will be obligated to pay contractually agreed upon rates on interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incurs substantial prepayment penalties. The $36 million of tax-exempt certificates of participation are tied to a general index of AAA-rated tax-free municipal bonds.

      The swap contracts were entered into and are in accordance with the Company’s interest rate risk management policy which establishes objectives, policies, procedures and practices to manage its interest rate risk position. The Senior Management and the Board of Directors (“Board”) of the Company establish the risk vision for the organization. These practices and procedures are subject to review on an ongoing basis by the Audit Committee and Board of Directors.

      The following table provides information about the Company’s interest rate sensitivity financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of September 30, 2002 (dollars in thousands):

								Fair
								Market
As of September 30	2002	2003	2004	2005	2006	Thereafter	Total	Value

Interest Rate Sensitive Liabilities:
Credit Facility			$95,048				$95,048	$95,048
Interest Rate			LIBOR				LIBOR
			+2.50%				+2.50%
Variable Rate Debt	$50,185	$22,000					$72,185	$72,185
Interest Rate	LIBOR	LIBOR					LIBOR
	+2.50%	+2.366%					+2.50%
Fixed Rate Debt	$8,795	$14,570			$12,531	$119,538	$155,434	$193,000
Weighted Average Interest Rate	6.300%	10.375%			10.627%	7.393%	7.917%
Tax Exempt Certificates						$36,000	$36,000	$36,000
Weighted Average Interest Rate						3.067%	3.067%
Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest Rate Swap						$100,000	$100,000	$94,425
Interest Rate						4.280%	4.280%

Item 4.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

      None

Item 2:	Changes in Securities

      None

Item 3:	Defaults Upon Senior Securities

      None

Item 4:	Submission of Matters to a Vote of Security Holders

      None

Item 5:	Other Information

      None

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits

      None

      (b) Reports on Form 8-K

      On August 13, 2002, the Company filed a report on Form 8-K to make available certifications by the Officers of the Company to accompany the June 30, 2002, Form 10-Q in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER TRUST RETAIL PROPERTIES, INC.

By:	/s/ EDWARD A. STOKX

Edward A. Stokx
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ SIDNEY M. SHIBATA

Sidney M. Shibata
Controller
(Principal Accounting Officer)

Dated: November 14, 2002

CERTIFICATIONS

      I, Edward D. Fox, certify that:

1. I have reviewed this quarterly report on form 10-Q of Center Trust, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ EDWARD D. FOX

Edward D. Fox
Chief Executive Officer

      I, Stuart J. S. Gulland, certify that:

1.	I have reviewed this quarterly report on form 10-Q of Center Trust, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ STUART J. S. GULLAND

Stuart J. S. Gulland
President

      I, Edward A. Stokx, certify that:

1. I have reviewed this quarterly report on form 10-Q of Center Trust, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ EDWARD A. STOKX

Edward A. Stokx
Chief Financial Officer