Form 10-K/A
period 2001-12-31
CENTER TRUST INC
filed 2002-11-21
CIK 913292

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

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share & property data)
Statements of Operations Data:
Total revenues	$94,903	$131,637	$139,941	$125,573	$86,186

Expenses:
Interest	32,230	55,019	52,764	46,476	35,100
Property operating costs	33,927	42,289	41,916	39,406	27,196
Depreciation and amortization	19,797	24,065	24,041	23,580	17,894
Write-down of asset held for sale	—	4,770	—	21,685	—
Reorganization costs	2,613	—	—	—	—
Non-recurring items	—	—	—	—	9,355
General and administrative	5,473	5,626	8,362	5,744	2,877

Total expenses	94,040	131,769	127,083	136,891	92,422

Income (loss) from continuing operations before other items	863	(132)	12,858	(11,318)	(6,236)
Equity in income of management company	—	—	—	—	19
(Loss) Gain on sale of rental properties	(2,379)	21,245	23,991	1,055	—
Minority interests	(508)	(602)	(4,786)	1,055	1,229

(Loss) income from continuing operations	(2,024)	20,511	32,063	(9,208)	(4,988)
Discontinued operations	1,595	776	1,077	1,095	765

(Loss) income before extraordinary item	(429)	21,287	33,140	(8,113)	(4,223)
Extraordinary items — early extinguishment of debt	(1,768)	(17,514)	(6,483)	—	(422)

Net (loss) income	$(2,197)	$3,773	$26,657	$(8,113)	$(4,645)

Income (loss) from continuing operations per share	$(0.08)	$0.77	$1.25	$(0.43)	$(0.38)
Discontinued operations per share	0.06	0.03	0.04	0.05	0.06
Extraordinary items per share	(0.06)	(0.66)	(0.25)		(0.03)

Net (loss) income per share, basic and diluted	$(0.08)	$0.14	$1.04	$(0.38)	$(0.35)

Dividends per share	$0.16	$0.84	$1.44	$1.44	$1.44

Weighted average shares of common stock outstanding	27,435	26,677	25,697	21,519	13,312

Number of operating properties (at end of period)	35	41	56	63	46
Gross leasable area owned (thousands of sq. ft.) (at end of period)	6,412	7,117	9,398	10,185	7,217

	As of December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Rental properties before accumulated depreciation	$732,818	$776,667	$1,030,689	$1,074,629	$783,279
Total assets	637,073	694,579	951,820	987,021	710,713
Total debt and other liabilities	420,195	471,480	709,122	697,419	519,441
Minority interests	11,225	16,695	15,410	49,231	41,433
Redeemable common stock	—	—	—	9,903	8,385
Stockholders’ equity	205,653	206,404	227,288	230,468	141,454

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Other Data:
Funds from Operations(1):
Basic	$24,766	$30,860	$42,477	$36,301	$21,924
Diluted	24,766	30,860	55,943	50,169	35,793
Cash Flows From:
Operating activities	$24,017	$16,912	$33,711	$32,528	$19,559
Investing activities	36,974	244,225	39,793	(219,430)	(110,192)
Financing activities	(60,339)	(260,177)	(74,936)	189,925	88,305

(1)	The Company computes funds from operations (“FFO”) on both a basic and a diluted basis and considers Operating Partnership Units as the equivalent of shares for the purpose of these computations. The diluted basis assumes the conversion of the Company’s convertible and exchangeable debentures into shares of common stock as well as other common stock equivalents. On November 6, 2000, the Company repaid, in full, its 7 1/4% exchangeable debentures and on January 16, 2001 the Company repaid, in full, its 7 1/2% convertible subordinated debentures. For further discussion of FFO, see Item 7 — Management’s Discussion and Analysis of Results of Operations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains on property sales of real estate assets sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Results of Operations discussion for years ended December 31, 2001, 2000 and 1999 includes operating results for properties disposed of prior to December 31, 2001, but does not include operating results for properties disposed of subsequent to December 31, 2001.

      The following discussion should be read in conjunction with the “Selected Financial Data” and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K/A.

      This Annual Report on Form 10-K/A, including the documents that we incorporate by reference, contains forward-looking statements. Also, documents we subsequently file with the SEC and incorporate by reference will contain forward-looking statements. In particular, statements pertaining to our capital resources, portfolio performance and our funds from operation and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described, or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “would,” “seeks,” “approximately,” “intends,” “plans,” “pro forma” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

      Rental revenues decreased by $25.6 million to $65.6 million for the year ended December 31, 2001 from $91.2 million for the year ended December 31, 2000. A decrease of $25.8 million resulted from the sale of 16 community shopping centers, five single tenant facilities and a freestanding theater in 2001 and 2000. Revenues from the remaining held properties increased slightly in 2001 compared to 2000.

      Expense reimbursements decreased $6.4 million to $23.0 million for the year ended December 31, 2001 from $29.4 million for the year ended December 31, 2000. Of the decrease, $6.5 million resulted from the sale of the properties previously discussed. Similarly, property operating costs decreased by $8.4 million to $33.9 million for the year ended December 31, 2001 from $42.3 million for the year ended December 31,

2000. Approximately $7.1 million of the decrease was related to the sold properties (excluding those properties included in discontinued operations). The remaining decrease is primarily due to a $1.3 million charge to uncollectible accounts receivable expense in 2000 compared to a $0.3 million charge recorded in 2001.

      Interest expense decreased by $22.8 million to $32.2 million for the year ended December 31, 2001 from $55.0 million for the year ended December 31, 2000. The decrease was due to a combination of a decrease in average debt outstanding and lower effective interest rates in 2001 compared to 2000. Average debt outstanding was $410 million in 2001 compared to $625 million in 2000. The lower average debt outstanding was due to the repayment of $128.5 million of 7 1/2% Convertible subordinated Debentures with proceeds from the sale of 22 assets during 2000 and the first half of 2001. The effective weighted average interest rate, excluding the debentures, was 8.0% in 2001 compared to 9.0% in 2000. See additional discussion in Liquidity Sources and Requirements.

      Depreciation and amortization expense decreased by $4.3 million to $19.8 million for the year ended December 31, 2001 from $24.1 million for the year ended December 31, 2000. This is primarily due to $4.8 million of lower expenses due to the sale of properties, partially offset by a $.6 million increase in depreciation on held properties.

      General and administrative costs decreased $0.1 million from $5.6 million for the year ended December 31, 2000 to $5.5 million for the year ended December 31, 2001. The decrease is due to the partial cost savings related to the reorganization that occurred during the second quarter of 2001. At the end of the second quarter of 2001, the Company recorded a non-recurring Reorganization expense of $2.6 million. The expense consisted of employee severance and other related costs. The Company anticipates greater savings in 2002 from a full year of cost reductions as a result of the reorganization.

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

      Total revenues decreased by $8.3 million to $131.6 million for the year ended December 31, 2000 from $139.9 million for the year ended December 31, 1999. The decrease was primarily a result of the sale of 12 community shopping centers, three single tenant facilities and a freestanding theater, for a total of 16 properties sold in 2000 compared to the sale of three community shopping centers and five single tenant facilities, for a total of 8 properties sold in 1999. The sold properties account for approximately $11.2 million of the decrease in revenues. This was partially offset by a $3.4 million lease termination fee received from a tenant of one of our community shopping centers.

      Interest expense increased by $2.2 million to $55.0 million for the year ended December 31, 2000 from $52.8 million for the year ended December 31, 1999. The increase is primarily due to approximately $4.0 million from higher effective interest rates partially offset by a decrease of approximately $1.8 million from lower average debt outstanding in 2000.

      Property operating costs increased $0.4 million to $42.3 million for the year ended December 31, 2000 from $41.9 million for the year ended December 31, 1999. The activity for the year included a provision for uncollectible accounts receivable of $1.3 million and a charge of $0.7 million for the adjustment of an outstanding receivable balance from a city agency recorded in 2000, offset by a decrease of $2.0 million in expenses related to the sold properties.

      Depreciation and amortization expense increased by $0.1 million to $24.1 million for the year ended December 31, 2000 from $24.0 million for the year ended December 31, 1999. This is primarily due to increased amortization of leasing costs of $0.9 million and increased depreciation from additional assets of $0.3 million, partially offset lower expenses from the sale of properties in 2000 of $1.1 million.

      General and administrative costs decreased $2.8 million from $8.4 million for the year ended December 31, 1999 to $5.6 million for the year ended December 31, 2000. The decreases are primarily due to the Company’s reorganization in the 4th quarter of 1999 to reduce its operating costs.

      Income before other items for the year ended December 31, 2000 was a loss of $0.1 million compared to income of $12.9 million for the same period of 1999. The decrease is due to lower income as a result of the sale of assets, higher interest costs as previously discussed and a $4.8 million charge for the impairment of assets held for sale. At December 31, 2000, the Company was under agreement to sell the Center of El Centro located in El Centro, California and Madera Marketplace located in Madera, California for a combined total of $19.7 million. Carrying value of these assets, adjusted for anticipated closing and other costs, was $24.5 at December 31, 2000.

      As previously discussed, the Company sold a total of 16 properties during the year ended 2000. As a result of the sales, debt of $188 million was either repaid or assumed by the buyer. Net proceeds of $127 million was used to reduce the Company’s outstanding balance on its Secured Credit Facility (see additional discussion at Liquidity Sources and Requirements). The Company recorded a net gain on the sale of assets of $21.2 million. The Company also recorded an extraordinary loss on the early extinguishment of debt of $17.5 million related to the payment of certain prepayment penalties and the write-off of unamortized deferred financing costs and costs related to the defeasance of a loan with Nomura Asset Capital Corporation.

Selected Property Financial Information

      Net Operating Income (defined as operating revenues less property operating costs) for the Company’s Properties was as follows:

	Year Ended December 31,

	2001	2000	1999

Rental Properties:
Regional Malls	$16,610	$16,226	$18,018
Community Centers	42,329	68,858	74,067
Single Tenants	1,253	2,952	4,895
Other Income	784	1,312	1,045

Net Operating Income	$60,976	$89,348	$98,025

      The following summarizes the percentage of leased GLA (excluding non-owned GLA) as of:

	December 31,

	2001	2000	1999

Rental Properties:
Regional Malls	94.4%	92.1%	90.9%
Community Centers	91.8	93.1	95.0
Single Tenants	100.0	100.0	100.0
Aggregate Portfolio	92.6	93.3	94.9

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

      With the Debentures repaid, the Company’s primary focus in 2002 is to continue to enhance our balance sheet while executing our business plan. Our business plan focuses on leasing our existing centers, stabilizing income, enhancing value, and redevelopment. Our redevelopment plans enable us to meet the changing needs of retailers in our markets while creating value for our shareholders. On March 18, 2002, the Company increased its first quarter dividend to $0.06 per share from the $0.04 per share paid for each of the four quarters of 2001.

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

      In December 2001, the Company closed on six separate mortgages with total proceeds of $68.7 million. The mortgages have a 10-year term with 30-year principal amortization. The weighted-average fixed interest rate on the six mortgages is 6.94%. The mortgages are not cross-collateralized or cross-defaulted. Three of the mortgages, with combined loan proceeds of $25.1 million, secured by Ross Plaza in Clackmamas, Oregon, Silverdale Shopping Center in Silverdale, Washington and Vancouver Park Place in Vancouver, Washington, closed on December 18, 2001. These assets were previously pledged as collateral for the Company’s Credit Facility. The remaining three mortgages, with combined proceeds of $43.6 million, are secured by Mountain Square in Upland, California, Fire Mountain Shopping Center in Oceanside, California and Randolph Plaza in Tucson, Arizona, closed on December 19, 2001. These properties were previously collateral for variable rate, cross-collateralized, mortgages with a combined balance of $33.1 million that were to mature on June 1, 2002. All proceeds, after repayment of existing loans, were used to reduce the outstanding balance on the Company’s Credit Facility.

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

Funds from Operations

      The Company considers Funds From Operations (“FFO”) to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. FFO is defined, as outlined in the October 1999 White Paper, by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income plus depreciation and amortization of real estate, less gains or losses on sales of properties. Additionally, the definition also permits FFO to be adjusted for significant non-recurring items. Funds from operations do not represent cash flows from operations and net income as defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations and should not be considered as an alternative to those indicators in evaluating the Company’s operating performance or liquidity. Further, the methodology for computing FFO utilized by the Company may differ from that utilized by other equity REITs and, accordingly may not be comparable to such other REITs.

      The Company computes FFO on both a basic and a diluted basis. The diluted basis assumes the conversion of the convertible and exchangeable debentures into shares of common stock. The following table summarizes the Company’s computation of FFO (including discontinued operations) and provides certain additional disclosures (dollars in thousands):

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

Cash Flows

      Net cash provided by operations (including discontinued operations) for the year ended December 31, 2001 was $24.0 million compared to $16.9 million for the prior year, an increase of $7.1 million. The principal reason for the increase in net cash from operations are lower operating cash requirements partially offset by lower operating revenues due to properties sold during 2001 and 2000, as discussed in Results of Operations above.

      Net cash provided by investing activities decreased by $207.2 million to $37.0 million for the year ended 2001 from $244.2 million for the year ended 2000. The decrease is due to fewer property sales in 2001 compared to 2000. Property sales totaled 6 in the year ended 2001 compared to 16 for 2000.

      Net cash used by financing activities decreased by $199.9 million to $60.3 million from $260.2 million primarily due to lower repayments on the Company’s Credit Facility for the year ended 2001 compared to 2000. The decrease is primarily due to fewer property sales in 2001 compared to 2000, previously discussed. Activity for the year ended 2001 includes the repayment of the Company’s 7 1/2% Convertible Subordinated Debentures of $128.5 million with proceeds from the Company’s Credit Facility. In addition, the dividend reduction in 2001 enabled the Company to retain approximately $17.6 million in 2001.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” This Statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this standard is expected to result in the reclassification of prior year financial statements to conform to the presentation of assets that are sold subsequent to December 31, 2001.

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

DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 2002, except for Note 13,
as to which the date is November 20, 2002

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

See Notes to Consolidated Financial Statements.

CENTER TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Years Ended December 31, 2001

	2001	2000	1999

	(In thousands, except per share amounts)
REVENUES (Note 2):
Rental revenues	$65,577	$91,214	$101,634
Expense reimbursements	22,977	29,362	31,322
Percentage rents	1,451	1,801	2,029
Other income (Note 2)	4,898	9,260	4,956

Total revenues	94,903	131,637	139,941

EXPENSES:
Interest (Notes 2, 4 and 5)	32,230	55,019	52,764
Property operating costs:
Common area	17,631	20,245	20,540
Property taxes	9,111	12,635	14,100
Leasehold rentals (Note 10)	1,090	1,295	1,681
Marketing	1,262	1,454	1,188
Other operating	4,833	6,660	4,407
Depreciation and amortization (Note 2)	19,797	24,065	24,041
Impairment of assets held for sale (Note 3)	—	4,770	—
Reorganization costs (Note 1)	2,613	—	—
General and administrative	5,473	5,626	8,362

Total expenses	94,040	131,769	127,083

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER ITEMS	863	(132)	12,858
NET (LOSS) GAIN ON SALE OF RENTAL PROPERTIES (Note 3)	(2,379)	21,245	23,991
MINORITY INTERESTS (Note 2):
Operating partnership	(177)	(301)	(4,497)
Other minority interests	(331)	(301)	(289)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,024)	20,511	32,063
INCOME FROM DISCONTINUED OPERATIONS	1,595	776	1,077

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM	(429)	21,287	33,140
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (Note 4)	(1,768)	(17,514)	(6,483)

NET (LOSS) INCOME	$(2,197)	$3,773	$26,657

BASIC AND DILUTED (LOSS) INCOME PER SHARE (Note 2):
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM	$(0.08)	$0.77	$1.25
DISCONTINUED OPERATIONS	0.06	0.03	0.04
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (Note 4)	(0.06)	(0.66)	(0.25)

NET (LOSS) INCOME	$(0.08)	$0.14	$1.04

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
Provided by operating activities including discontinued operations:
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

      The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) effective January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains on property sales sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 include operating results for properties disposed of prior to December 31, 2001 in income (loss) from continuing operations.

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

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” This Statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard is expected to result in the reclassification of prior year financial statements to conform to the presentation of assets that are sold subsequent to December 31, 2001.

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
Net income (loss):
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

11.     Selected Quarterly Financial Data (Unaudited)

      The following table sets forth the selected quarterly financial data for the Company for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

	2001 Quarter Ended

	December 31	September 30	June 30	March 31

Total Operating Revenues	$23,881	$23,501	$23,196	$24,325
Income (loss) before extraordinary item	$1,451	$915	$(5,611)	$1,221
Income from discontinued operations	$392	$351	$433	$419
Net income (loss)	$1,460	$1,266	$(5,744)	$821
Basic and diluted income (loss) before extraordinary item and discontinued operations per share	$0.05	$0.04	$(0.20)	$0.04
Basic and diluted income from discontinued operations per share	$0.01	$0.01	$0.01	$0.02
Basic and diluted income (loss) per share	$0.05	$0.05	$(0.21)	$0.03

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000 Quarter Ended

	December 31	September 30	June 30	March 31

Total Operating Revenues	$32,244	$32,739	$33,056	$33,598
Income before extraordinary item	$3,062	$3,164	$9,869	$4,416
Income from discontinued operations	$158	$227	$223	$168
Net income (loss)	$(11,841)	$2,802	$10,092	$2,720
Basic and diluted income (loss) before extraordinary item and discontinued operations per share	$0.11	$0.12	$0.36	$0.16
Basic and diluted income from discontinued operations per share	$0.01	$0.01	$0.01	$0.01
Basic and diluted income (loss) per share	$(0.44)	$0.11	$0.38	$0.10

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

13.     Subsequent Sale of Properties

      On January 1, 2002, the Company adopted the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS 144, the operating results and the net gain on disposition of operating properties sold subsequent to December 31, 2001 must be reflected in the Consolidated Statements of Operations as discontinued operations for all periods presented. The net income and the net gain on dispositions of operating properties sold prior to December 31, 2001 will be included in continuing operations for all periods presented. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      During the third quarter of 2002, the Company sold three open-air centers for a combined sales price of $38.8 million, and recognized a net gain on sale of approximately $2.7 million. The assets sold included Ross Center, a 135,000 square foot center located in Portland, Oregon, Vancouver Park Place, a 78,000 square foot center located in Vancouver, Washington and Rosedale Village Shopping Center, a 128,000 square foot center located in Bakersfield, California. After repayment of debt of $19.3 million.

      In accordance with the SFAS 144, the operating results and the net gain on disposition of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For years ended December 31, 2001, 2000 and 1999, discontinued operations relates to the three open-air centers sold during the third quarter of 2002. In connection with this disposition, the Company repaid approximately $19.3 million in principal of existing mortgage loans and repaid approximately $19.5 million of the Credit Facility. The related interest expense was allocated to discontinued operations.

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

CENTER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended
	December 31,

	2001	2000	1999

	(in thousands)
Total revenues	$5,202	$5,136	$4,945
Total expenses	3,607	4,360	3,868

Net income from discontinued operations	1,595	776	1,077
Net gain on disposition of discontinued operations	2,379	—	—

Total income from discontinued operations	$3,974	$776	$1,077

      Total assets related to the three open-air centers sold during the third quarter of 2002 were $34.4 million and $35.2 million as of December 31, 2001 and 2000, respectively. Included in total assets are $33.5 million and $34.2 million of rental properties, net of depreciation as of December 31, 2001 and 2000, respectively.

      Total liabilities related to the three open-air centers sold during the third quarter of 2002 were $24.2 million as of December 31, 2001 and 2000 which primarily consists of secured debt.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      Exhibit 23.1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California, on the 20th day of November, 2002.

CENTER TRUST, INC.

By:	/s/ EDWARD D. FOX

Edward D. Fox
Chairman of the Board, and
Chief Executive Officer

S-1

CERTIFICATIONS

      I, Edward D. Fox, certify that:

1. I have reviewed this annual report on form 10-K/A of Center Trust, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ EDWARD D. FOX

Edward D. Fox
Chairman and Chief Executive Officer

      I, Stuart J. S. Gulland, certify that:

1.	I have reviewed this annual report on form 10-K/A of Center Trust, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ STUART J. S. GULLAND

Stuart J. S. Gulland
President and Chief Operating Officer

      I, Edward A. Stokx, certify that:

1. I have reviewed this annual report on form 10-K/A of Center Trust, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ EDWARD A. STOKX

Edward A. Stokx
Chief Financial Officer